Form 10-Q
period 2010-09-30
Oneida Financial Corp.
filed 2010-11-15
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Securities Exchange Act Number 001-34813
ONEIDA FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	80-0632920
(State or other jurisdiction of incorporation or organization)	(IRS Employer) Identification Number)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,164,794 shares of the Registrant’s common stock outstanding as of November 1, 2010.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2010 (unaudited) and December 31, 2009 (unaudited)

	At September 30,	At December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Cash and due from banks	$15,445	$35,434
Federal funds sold	29,497	4,103

TOTAL CASH AND CASH EQUIVALENTS	44,942	39,537

Trading securities	7,283	7,627
Securities, available for sale	201,509	114,532
Securities, held to maturity (fair value $26,570 and $47,966 respectively)	25,192	47,692

Mortgage loans held for sale	2,089	687

Loans receivable	287,394	298,053
Allowance for loan losses	(4,099)	(2,901)

LOANS RECEIVABLE, NET	283,295	295,152

Fixed assets held for sale	1,018	—
Federal Home Loan Bank stock	2,201	2,665
Bank premises and equipment, net	20,269	21,275
Accrued interest receivable	2,493	2,469
Bank owned life insurance	16,187	15,712
Other assets	16,828	18,345
Goodwill	23,300	23,183
Other intangible assets	1,320	1,630

TOTAL ASSETS	$647,926	$590,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$468,286	$426,368
Non-interest bearing deposits	66,111	62,997
Borrowings	17,000	31,000
Other liabilities	7,584	11,025

TOTAL LIABILITIES	558,981	531,390
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 and 1,000,000 shares authorized at September 30, 2010 and December 31, 2009 respectively	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 7,164,794 issued at September 30, 2010; 20,000,000 shares authorized 8,311,966 shares issued at December 31, 2009)	72	83
Additional paid-in capital	45,634	19,482
Retained earnings	44,152	44,024

Accumulated other comprehensive loss	(2,213)	(3,961)
Treasury stock (at cost, 0 and 490,620 shares)	—	(3,071)
Unallocated ESOP (157,500 and 0 shares)	(1,260)	—

Total Oneida Financial Corp stockholders’ equity	86,385	56,557
Noncontrolling interest	2,560	2,559

TOTAL STOCKHOLDERS’ EQUITY	88,945	59,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,926	$590,506

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$4,187	$4,418	$12,688	$13,309
Interest on investment securities	1,747	1,701	4,839	5,029
Dividends on equity securities	76	108	228	320
Interest on federal funds sold and interest-earning deposits	11	7	28	32

Total interest and dividend income	6,021	6,234	17,783	18,690

INTEREST EXPENSE:
Core deposits	526	562	1,595	1,645
Time deposits	633	863	1,990	2,922
Borrowings	234	367	841	1,331

Total interest expense	1,393	1,792	4,426	5,898

NET INTEREST INCOME	4,628	4,442	13,357	12,792
Less: Provision for loan losses	650	400	1,350	560

Net interest income after provision for loan losses	3,978	4,042	12,007	12,232

INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	(1,035)	(945)	(1,703)	(1,785)
Portion of loss recognized in OCI (before taxes)	386	11	3	397

Net impairment losses	(649)	(934)	(1,700)	(1,388)
Net gains on sale of securities, net	537	276	1,287	514
Changes in fair value of trading securities	409	739	(315)	1,308

Total investment gains (losses)	297	81	(728)	434

NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	3,845	3,539	12,942	11,594
Other operating income	1,376	1,255	3,814	3,757

Total non-interest income	5,221	4,794	16,756	15,351

NON-INTEREST EXPENSES:
Compensation and employee benefits	5,404	5,107	15,837	15,088
Occupancy expenses, net	1,196	1,145	3,721	3,551
Other operating expense	1,775	1,674	5,358	5,203

Total non-interest expenses	8,375	7,926	24,916	23,842

INCOME BEFORE INCOME TAXES	1,121	991	3,119	4,175

Provision for income taxes	257	246	715	1,108

NET INCOME	$864	$745	$2,404	$3,067
Less: net income attributable to noncontrolling interest	49	49	148	188

NET INCOME attributable to Oneida Financial Corp.	$815	$696	$2,256	$2,879

EARNINGS PER SHARE — BASIC	$0.12	$0.10	$0.32	$0.40

EARNINGS PER SHARE — DILUTED	$0.12	$0.10	$0.32	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$864	$745	$2,404	$3,067

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized losses on securities arising during period	(933)	(2,233)	(601)	(3,553)
Reclassification adjustment for losses included in net income	649	934	1,700	1,388

Net unrealized gains (losses)	(284)	(1,299)	1,099	(2,165)
Income tax effect	114	520	(440)	866

	(170)	(779)	659	(1,299)
Securities available for sale:
Unrealized gains on securities arising during period	1,542	4,106	3,007	4,043
Reclassification adjustment for gains included in net income	(537)	(276)	(1,287)	(514)

Net unrealized gains	1,005	3,830	1,720	3,529
Income tax effect	(402)	(1,532)	(688)	(1,412)

	603	2,298	1,032	2,117

Unrealized holding gains on securities. net of tax	433	1,519	1,691	818

Change in unrealized loss on pension benefits	32	37	96	111

Income tax effect	(13)	(14)	(39)	(43)

	19	23	57	68

Other comprehensive gain , net of tax	452	1,542	1,748	886

Comprehensive income	1,316	2,287	4,152	3,953
Comprehensive income attributable to the Noncontrolling interest	(49)	(49)	(148)	(188)

Comprehensive income attributable to Oneida Financial Corp.	$1,267	$2,238	$4,004	$3,765

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010 (unaudited)

							Common Stock	Total Equity
					Accumulated		Issued Under	Attributable
			Additional		Other		Employee	To Oneida	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stock Plans	Financial	controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)
Balance as of December 31, 2009	8,311,966	$83	$19,482	$44,024	$(3,961)	$(3,071)	$—	$56,557	$2,559	$59,116
Net income	—	—	—	2,256	—	—	—	2,256	148	2,404
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(148)	(148)
Other comprehensive income, net of tax	—	—	—	—	1,748	—	—	1,748	—	1,748
Shares earned under stock plans	—	—	144	—	—	—	—	144	—	144
Common stock dividends: $0.51 per share	—	—	—	(2,128)	—	—	—	(2,128)	—	(2,128)
Treasury stock reissued	—	—	(1)	—	—	170	—	169	—	169
Treasury stock purchased	—	—	—	—	—	(136)	—	(136)	—	(136)
Tax benefit from stock plans	—	—	27	—	—	—	—	27	—	27
Stock issued-noncontrolling interest	—	—	—	—	—	—	—	—	1	1
Proceeds of common stock offering and conversion of existing shares, net of expenses	(677,515)	(6)	29,014	—	—	—	(1,260)	27,748	—	27,748
Retirement of 469,657 treasury shares	(469,657)	(5)	(3,032)	—	—	3,037	—	—	—	—

Balance as of September 30, 2010	7,164,794	$72	$45,634	$44,152	$(2,213)	$—	$(1,260)	$86,385	$2,560	$88,945

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Operating Activities:
Net income	$2,404	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,476	1,568
Amortization of premiums/discounts on securities, net	287	164
Net change in fair value of trading securities	315	(1,308)
Provision for loan losses	1,350	560
Loss on disposal of premises and equipment	15	—
(Gain) Loss on sale of foreclosed property	(3)	44
Stock compensation earned	144	193
Loss on impairment of securities	1,700	1,388
(Gain) loss on available for sale securities, net	(1,287)	(514)
Gain on sale of loans, net	(367)	(293)
Income tax payable	(866)	147
Accrued interest receivable	(24)	325
Other assets	2,025	888
Other liabilities	(4,205)	368
Earnings on bank owned life insurance	(475)	(507)
Origination of loans held for sale	(25,620)	(48,500)
Proceeds from sales of loans	24,585	48,718

Net cash provided by operating activities	1,454	6,308

Investing Activities:
Purchase of securities available for sale	(173,164)	(34,694)
Proceeds from sale of securities available for sale	35,598	19,107
Maturities and calls of securities available for sale	38,042	18,813
Principal collected on securities available for sale	14,821	17,379
Purchase of securities held to maturity	—	(50,031)
Maturities and call of securities held to maturity	19,061	—
Principal collected on securities held to maturity	3,312	332
Purchase of FHLB stock	(293)	1,703
Redemption of FHLB stock	757	(611)
Net decrease in loans	9,644	6,234
Purchase of bank premises and equipment	(1,193)	(644)
Proceeds from the sale of foreclosed property	84	345
Purchase of employee benefits company	(117)	(136)
Purchase of insurance company	—	(84)

Net cash used in investing activities	(53,448)	(22,287)

Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	51,347	57,014
Net decrease in time deposits	(6,315)	(3,737)
Net proceeds of stock offerings and conversion	27,748	—
Proceeds from borrowings	110	2,975
Repayment of borrowings	(14,110)	(24,800)
Cash dividends	(1,268)	(1,674)
Stock issued — noncontrolling interest	1	—
Exercise of stock options (using treasury stock)	170	9
Purchase of treasury stock	(136)	—
Dividends on preferred stock of subsidiary held by minority interest	(148)	(188)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Net cash provided by financing activities	57,399	29,599

Increase in cash and cash equivalents	5,405	13,620

Cash and cash equivalents at beginning of period	39,537	13,294

Cash and cash equivalents at end of period	$44,942	$26,914

Supplemental disclosures of cash flow information:
Cash paid for interest	4,470	6,065
Cash paid for income taxes	1,535	875

Supplemental noncash disclosures:
Transfer of loans to other real estate	863	389
Transfer of fixed assets to held for sale	1,018	—
Deferred tax asset related to fair value adjustments	(126)	—
Dividends declared	860	—
The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and the successor to Oneida Financial Corp., a Federal corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be achieved for the remainder of 2010. On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form (the “Conversion”). At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank. Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation. As a result of the second-step conversion, all share and per share information have been restated giving retroactive recognition to the second-step conversion ratio of 0.9136. See Note J for more information.
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

Note B — Earnings per Share (Continued)
Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income attributable to Oneida Financial Corp.	$814,629	$696,023	$2,256,166	$2,879,011
Net earnings allocated to participating securities	(1,702)	(5,803)	(7,973)	(16,862)

Net earnings allocated to common stock	$812,927	$690,220	$2,248,193	$2,862,149

Basic
Distributed earnings allocated to common stock	$857,977	$835,941	$2,119,885	$1,661,085
Undistributed (overdistributed) earnings allocated to common stock	(45,050)	(145,721)	128,308	1,201,064

Net earnings allocated to common stock	$812,927	$690,220	$2,248,193	$2,862,149

Weighted average common shares outstanding including shares considered participating securities	7,164,787	7,142,739	7,160,356	7,121,457
Less: Average participating securities	(14,983)	(26,312)	(14,983)	(26,312)
Less: Average unallocated ESOP shares	(147,228)	—	(49,615)	—

Weighted average shares	7,002,576	7,116,427	7,095,758	7,095,145

Basic earnings per share	$0.12	$0.10	$0.32	$0.40

Diluted
Net earnings allocated to common stock	$812,927	$690,220	$2,248,193	$2,862,149

Weighted average common shares outstanding for basic earnings per common share	7,002,576	7,116,427	7,095,758	7,095,145
Add: Dilutive effects of assumed exercise of stock options	—	12,742	2,579	29,496

Weighted average shares and dilutive potential common shares	7,002,576	7,129,169	7,098,337	7,124,641

Diluted earnings per common share	$0.12	$0.10	$0.32	$0.40

There were no stock options considered in computing diluted earnings per common share for the three months ended September 30, 2010 as all options expired April 25, 2010. Stock options for 91,117 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2010 because they were antidilutive. Stock options for 80,092 shares of common stock were not considered in computing diluted earnings per common share for the three months and nine months ending September 30, 2009 because they were antidilutive. Dividends of $7,702 and $13,824 as of September 30, 2010 and 2009 respectively were declared on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.
Note C — Stock-Based Compensation
The Company’s 2000 Stock Option Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 342,205 shares of common stock. The exercise price of options granted is equal to the market value of the Company’s shares at the date of grant. All outstanding options expired on April 25, 2010, unless previously exercised. The plan also has a reload feature which entitles the option holder, who has delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises.
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

	2010	2009
Risk-free interest rate	0.50%	0.50%
Expected stock price volatility	66.44%	62.09%
Expected dividend rate	3.00%	3.00%
Expected life	0.17 years	0.94 year

Note C — Stock-Based Compensation (Continued)
Information related to the stock option plan during each period is as follows:

	2010	2009
Intrinsic value of options exercised	$163,977	$488,604
Cash received from option exercises	$34,835	$10,303
Tax benefit realized from option exercises	$25,644	—
Weighted average fair value of options granted	$1.057	$2.704
There was no unrecognized compensation cost for this plan as of September 30, 2010 as all shares vested under the terms of the plan. Compensation recorded in conjunction with the new grants totaled $13,102 and $78,543 for the nine months ended September 30, 2010 and 2009, respectively. New grants are for the reload option feature which are expensed at the date of grant.
Activity in the plan for 2010 was as follows:

	Range of		Weighted Average
		Option Exercise	Exercise Price
	Options	Price	Shares	Intrinsic
	Outstanding	Per Share	Outstanding	Value

Outstanding at December 31, 2009	111,619	$5.169 – $18.878	$11.385	$152,346
Granted	12,396	$10.953 – $10.398
Exercised	(32,898)	$5.169
Forfeited	(91,117)	$10.634 – $18.878	$13.465

Outstanding at September 30, 2010	—

The Management Recognition and Retention Plans provide for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp’s stock on the grant date is recognized ratable over the five year vesting period for shares of restricted stock granted that will be fully vested at December 31, 2010. Compensation expense recorded in conjunction with this plan was $41,346 and $38,208 for the three months ended September 30, 2010 and 2009 respectively and $131,154 and $114,623 for the nine months period ending September 30, 2010 and 2009, respectively. There were no shares available for future awards as of September 30, 2010. Shares unallocated under the plans available for future awards were 13,965 at September 30, 2009. At September 30, 2010 and December 31, 2009, there were nonvested shares of 14,983 with unrecognized compensation cost of $41,344 and $165,376 respectively.
Note D — Pension Plan
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
Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the consolidated statements of operations, is comprised of the following:

	Oneida Savings Bank		State Bank of Chittenango
	Three	Three	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Service cost	$—	$—	$5,500	$6,500
Interest cost	52,000	41,000	33,000	34,000
Expected return on plan assets	(60,000)	(49,000)	(39,000)	(34,500)
Net amortization and deferral	32,000	37,000	10,700	14,000

Net periodic pension cost	$24,000	$29,000	$10,200	$20,000
Net gain	(19,000)	(22,200)	—	—
Prior service cost	—	—	—	—

Total recognized in other comprehensive income	(19,000)	(22,200)	—	—

Total recognized in net periodic benefit cost and Other comprehensive income	$5,000	$6,800	$10,200	$20,000

Note D — Pension Plan (Continued)

	Oneida Savings Bank		State Bank of Chittenango
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Service cost	$—	$—	$11,000	$19,500
Interest cost	156,000	123,000	66,000	102,000
Expected return on plan assets	(180,000)	(147,000)	(78,000)	(103,500)
Net amortization and deferral	96,000	111,000	21,400	42,000

Net periodic pension cost	$72,000	$87,000	$20,400	$60,000
Net loss	(57,000)	(66,600)	—	—
Prior service cost	—	—	—	—

Total recognized in other comprehensive income	(57,000)	(66,600)	—	—

Total recognized in net periodic benefit cost and Other comprehensive income	$15,000	$20,400	$20,400	$60,000

Weighted-average assumptions as of December 31:	2010	2009	2010	2009
Discount rate	3.97%	5.06%	6.03%	6.25%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
As of September 30, 2010, contributions to the pension plans totaled $150,000. The Bank anticipates contributing $200,000 in 2010 to fund the pension plans.
Note E — Investment Securities and Mortgage-Backed Securities
Investment securities and mortgage-backed securities consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$67,409	$477	$(18)	$67,868
Corporate	27,149	376	(1,257)	26,268
Trust preferred securities	7,557	—	(2,651)	4,906
State and municipal	39,029	1,395	—	40,424
Small business administration	6	—	—	6

	$141,150	$2,248	$(3,926)	$139,472

Mortgage-Backed Securities
Fannie Mae	$22,902	$464	$(9)	$23,357
Freddie Mac	14,876	369	(31)	15,214
Government National Mortgage Assoc.	19,138	557	—	19,695
Collateralized Mortgage Obligations	3,936	10	(175)	3,771

	$60,852	$1,400	$(215)	$62,037

Total available-for-sale	$202,002	$3,648	$(4,141)	$201,509

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$3,998	$187	$—	$4,185
State and municipal	8,294	906	—	9,200
Small business administration	684	—	—	684

	$12,976	$1,093	$—	$14,069

Mortgage-Backed Securities
Fannie Mae	$6,095	$137	$—	$6,232
Freddie Mac	1,564	24	—	1,588
Government National Mortgage Assoc.	4,557	124	—	4,681

	$12,216	$285	$—	$12,501

Total held-to-maturity	$25,192	$1,378	$—	$26,570

Note E — Investment Securities and Mortgage-Backed Securities (Continued)

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$23,952	$163	$(231)	$23,884
Corporate	16,739	246	(780)	16,205
Trust preferred securities	9,436	—	(3,515)	5,921
State and municipal	17,643	487	(142)	17,988
Small business administration	12	—	—	12

	$67,782	$896	$(4,668)	$64,010

Mortgage-Backed Securities
Fannie Mae	$16,418	$548	$(42)	$16,924
Freddie Mac	14,902	575	(6)	15,471
Government National Mortgage Assoc.	11,983	330	(15)	12,298
Collateralized Mortgage Obligations	6,758	50	(979)	5,829

	$50,061	$1,503	$(1,042)	$50,522

Total available-for-sale	$117,843	$2,399	$(5,710)	$114,532

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$22,975	$113	$(164)	$22,924
State and municipal	8,615	335	(25)	8,925
Small business administration	887	—	(4)	883

	$32,477	$448	$(193)	$32,732

Mortgage-Backed Securities
Fannie Mae	$8,007	$39	$—	$8,046
Freddie Mac	1,958	3	—	1,961
Government National Mortgage Assoc.	5,250	4	(27)	5,227

	$15,215	$46	$(27)	$15,234

Total held-to-maturity	$47,692	$494	$(220)	$47,966

The amortized cost and fair value of the investment securities portfolio at September 30, 2010 are shown by expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$6,911	$6,930	$7	$7
After one year through five years	32,215	32,526	3,000	3,146
After five years through ten years	56,910	58,177	7,572	8,101
After ten years	45,114	41,839	2,397	2,815

Total	$141,150	$139,472	$12,976	$14,069

Note E — Investment Securities and Mortgage-Backed Securities (Continued)
Sales of available for sale securities were as follows for the nine months ended:

	September 30, 2010	September 30, 2009
	(In thousands)
Proceeds	$35,598	$19,107
Gross Gains	$1,287	$514
Gross Losses	$—	$—
Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
September 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$1,982	$(18)	$—	$—	$1,982	$(18)
Corporate	7,995	(45)	5,777	(1,212)	13,772	(1,257)
Trust preferred securities	—	—	4,906	(2,651)	4,906	(2,651)
Small business administration	—	—	6	—	6	—
Fannie Mae	2,068	(9)	—	—	2,068	(9)
Freddie Mac	4,171	(31)	—	—	4,171	(31)
Collateralized mortgage obligations	—	—	2,977	(175)	2,977	(175)

Total securities available-for-sale in an unrealized loss position	$16,216	$(103)	$13,666	$(4,038)	$29,882	$(4,141)

Small business administration	$—	$—	$684	$—	$684	$—

Total securities held-to-maturity in an unrealized loss position	$—	$—	$684	$—	$684	$—

	Less than 12 Months		More than 12 Months		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$15,768	$(231)	$—	$—	$15,768	$(231)
Corporate	—	—	7,168	(780)	7,168	(780)
Trust preferred securities	—	—	5,921	(3,515)	5,921	(3,515)
State and municipals	1,915	(17)	2,922	(125)	4,837	(142)
Small business administration	12	—	—	—	12	—
Fannie Mae	2,621	(42)	—	—	2,621	(42)
Freddie Mac	464	(6)	—	—	464	(6)
Ginnie Mae	1,418	(15)	—	—	1,418	(15)
Collateralized mortgage obligations	1,401	(38)	3,544	(941)	4,945	(979)

Total securities available-for-sale in an unrealized loss position	$23,599	$(349)	$19,555	$(5,361)	$43,154	$(5,710)

U.S. Agency	$11,812	$(164)	$—	$—	$11,812	$(164)
Small business administration	2,157	(25)	—	—	2,157	(25)
State and municipals	883	(4)	—	—	883	(4)
Ginnie Mae	3,016	(27)	—	—	3,016	(27)

Total securities held-to-maturity in an unrealized loss position	$17,868	$(220)	$—	$—	$17,868	$(220)

Note E — Investment Securities and Mortgage-Backed Securities (Continued)
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
When OTTI occurs, for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of this investment.
As of September 30, 2010, the Company’s security portfolio consisted of 326 securities, 31 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, corporate and trust preferred securities and private collateralized mortgage obligations as discussed below.
U.S. Agency and Agency Mortgage-Backed Securities
Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government. All of the agency mortgage-backed securities are residential mortgage-backed securities. At September 30, 2010, of the ten U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale and held-to-maturity portfolios, only two were in a continuous unrealized loss position for 12 months or more. The unrealized losses at September 30, 2010 were primarily attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
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
At September 30, 2010, of the two non-agency collateralized mortgage obligations in an unrealized loss position; all were in a continuous unrealized loss position of 12 months or more. All were rated above investment grade at time of purchase. We have assessed these securities in an unrealized loss position at September 30, 2010 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. The Company monitors to insure it has adequate credit support. Included in the two securities with unrealized losses considered temporary was a $1.2 million collateralized mortgage obligation, maturing August 25, 2035 which has an interest rate of 5.5% and is rated below

Note E — Investment Securities and Mortgage-Backed Securities (Continued)
investment grade and a $1.1 million collateralized mortgage obligation, maturing December 25, 2034, which has a floating interest rate which was $2.9% at September 2010 and is currently rated above investment grade. The unrealized loss on these securities totaled $175,000 and $650,000 at September 30, 2010 and December 31, 2009, respectively. In addition, we do not intend to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery. In addition, the Bank currently has a $1.0 million obligation rated below investment grade that based on expected cash flows, delinquencies and credit support the Company has considered impaired. The security did not have an unrealized loss at September 30, 2010. The unrealized loss at December 31, 2009 was $237,000. Total other than temporary impairment taken on this security totaled $84,000 for the nine months ended September 31, 2010. There was no other than temporary impairment taken on this security as of the nine months ended September 30, 2009. This security remains classified as available-for-sale at September 30, 2010.
Corporate Debt and Municipal Securities
At September 30, 2010, of the nine corporate debt and municipal securities in an unrealized loss position, three were in a continuous unrealized loss position of 12 months or more. We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. Included in the three securities whose unrealized loss position exceeds 12 months was a $2.0 million General Motors Acceptance Corp. (GMAC) bond which matured October 15, 2010 which had a rating below investment grade. This bond has paid in full subsequent to September 30, 2010. Also included was a $2.5 million Sallie Mae (SLMA) bond, maturing May 1, 2012 which is rated below investment grade. This is a variable rate note based on the consumer price index. The unrealized loss at September 30, 2010 and December 31, 2009 was $113,000 and $402,000, respectively. SLMA is paying as agreed. The third security whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.49%. In addition to the items noted above, we renewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss. The unrealized loss at September 30, 2010 and December 31, 2009 was $1.1 million and $239,000 respectively. The remaining securities are all rated investment grade.
Trust Preferred Securities
The Company currently has $4.9 million invested in nine trust preferred securities as of September 30, 2010 whose unrealized losses have been in a continuous loss position exceeding 12 months or more. All of the trust preferred securities are pooled issuances. Of the $4.9 million, $1.7 million have variable rates of interest. All of the securities are on nonaccrual as of September 30, 2010. The unrealized losses at September 30, 2010 and December 31, 2009 on the nine securities totaled $2.7 million and $3.5 million respectively.
The following table provides detailed information related to the trust preferred securities held as of September 30, 2010:

									Expected
							Number of	Actual	Additional	Excess
							Banks and	Deferrals and	Deferrals and	Subordination
							Insurance	Defaults	Defaults	Defaults
							Companies	as % of	as % of	as % of
		Book	Fair	Unrealized	Realized	Lowest	Currently	Original	Performing	Performing
Description	Class	Value (2)	Value	Loss	Loss (2)(3)	Rating (1)	Performing	Collateral	Collateral	Collateral
		(Dollars In thousands)
Preferred Term Ltd.	Mezz	$929	$760	$(169)	$(228)	Caa1	21	36.22%	9.33%	-31.21%
Preferred Term Ltd.	Mezz	1,856	1,460	(396)	(465)	Caa1	21	36.22%	9.33%	-31.21%
Preferred Term Ltd.	Mezz	1,238	973	(265)	(310)	Caa1	21	36.22%	9.33%	-31.21%
Preferred Term X	B-3	813	648	(165)	(1,163)	C	35	46.95%	10.36%	-71.79%
Preferred Term XV	B-2	860	378	(482)	(140)	Ca	52	35.01%	10.82%	-41.30%
Preferred Term XV	B-3	870	385	(485)	(130)	Ca	52	35.01%	10.82%	-41.30%
Preferred Term XXVI	C-1	673	227	(446)	(312)	C	53	30.44%	11.91%	-26.30%
Preferred Term XXVI	D-1	—	—	—	(497)	N/R	54	30.44%	11.91%	-36.07%
MMCF IX	B-2	318	75	(243)	(653)	Caa3	21	42.95%	10.30%	-60.34%

		$7,557	$4,906	$(2,651)	$(3,898)

(1)
The table represents ratings information as of September 30, 2010. The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

(2)	Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3)	Represents life to date cumulative loss recognized in the income statement.

Note E — Investment Securities and Mortgage-Backed Securities (Continued)
The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both. In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default. Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements. Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of September 30, 2010.
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

Significant inputs at September 30, 2010
Annual prepayment	1% annually
Projected severity of loss on specific defaults	85% - 100%
Projected severity of loss on specific deferrals	0% - 100%
Projected additional defaults
QTR 4 - 2010	1% (not annualized)
QTR 1 - 2011	1%
Thereafter	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100
Present value discount rates for OTTI	4.15% - 9.45%
Present value discount rates for fair value	12%
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

Note E — Investment Securities and Mortgage-Backed Securities (Continued)
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
The Company reviews each issuer individually for projected future deferrals and defaults. The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above. This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers. The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer. The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing. The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date. Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security. The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions. For collateral that has already deferred, the Company assumes a recovery of 15% of par after 24 months. There is no recovery estimated for actual defaulted issuers. Projected deferrals are modeled in a consistent manner with actual deferrals. Upon completion of the September 30, 2010 analysis, our model indicated other-than temporary impairment on four of these securities for the quarter ended September 30, 2010, which experienced additional defaults or deferrals during the period.
These eight securities were in an unrealized loss position of $2.0 million of which $1.7 million was recorded as expense for the nine months ended September 30, 2010 and $900,000 was recorded in other comprehensive income. These eight securities remain classified as available-for-sale at September 30, 2010. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.
A roll-forward of the other-than-temporary impairment amount related to credit losses for the nine months ended September 30, 2010 is as follows (in thousands):

Beginning Balance	$3,317

Additional credit loss for which other-than-temporary impairment was previously recognized	1,700

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$5,017

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
Note F — Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s

Note F — Allowance for Loan Losses (Continued)
judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Loans that have been classified but not considered impaired or homogenous loans not evaluated for impairment but which are classified are considered part of the general component of the allowance but are calculated using a higher estimated loss percentage. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Quarterly, management evaluates the adequacy of the allowance and determines the appropriate provision for loan losses by applying a range of estimated loss percentages to each category of performing loans and classified loans. The allowance adjustment is based upon the net change in each portfolio category, as well as adjustments related to impaired loans, since the prior quarter. Management monitors and modifies the level of the allowance for loan losses to maintain it at a level which it considers adequate to provide for probable incurred loan losses.
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. At September 30, 2010 the allowance for loan losses as a percentage of total loans receivable was 1.42% as compared to 0.97% at December 31, 2009.
The following table sets forth the analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$3,452	$2,528	$2,901	$2,624
Charge-offs	(130)	(195)	(426)	(452)
Recoveries	127	30	274	143
Provision for loan losses	650	125	1,350	560

Balance at end of period	$4,099	$2,488	$4,099	$2,875

Impaired loans at or for the period ended were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired loans	$2,147	$2,158
Allocated allowance for loan losses	$2,147	$570
Average of impaired loans during the period	$2,161	$1,060
Cash-basis interest income recognized	$35	$107

Note G — Segment Information
The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities. For the three months and nine months ended September 30, 2010 and 2009, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended September 30, 2010
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,628	$—	$—	$—	$4,628
Provision for loan losses	650	—	—	—	650

Net interest income after provision for loan losses	3,978	—	—	—	3,978

Investment gains, net	297	—	—	—	297
Non-interest income	1,376	2,184	1,371	290	5,221
Non-interest expenses	3,958	2,469	1,154	313	7,894
Depreciation and amortization	408	40	32	1	481

Income (loss) before income taxes	1,285	(325)	185	(24)	1,121
Income tax (benefit) expense	327	(138)	76	(8)	257

Net income (loss)	958	(187)	109	(16)	864
Less: net income attributable to noncontrolling interest	49	—	—	—	49

Net income (loss) attributable to Oneida Financial Corp.	$909	$(187)	$109	$(16)	$815

Total Assets	$638,864	$15,997	$5,125	$147	$660,133

	Three Months Ended September 30, 2009
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,442	$—	$—	$—	$4,442
Provision for loan losses	400	—	—	—	400

Net interest income after provision for loan losses	4,042	—	—	—	4,042
Investment gains, net	81	—	—	—	81
Non-interest income	1,256	2,021	1,392	125	4,794
Non-interest expenses	4,017	2,076	1,136	177	7,406
Depreciation and amortization	424	57	39	—	520

Income (loss) before income taxes	938	(112)	217	(52)	991
Income tax expense (benefit)	244	(42)	63	(19)	246

Net income (loss)	694	(70)	154	(33)	745
Less: net income attributable to noncontrolling interest	49	—	—	—	49

Net income (loss) attributable to Oneida Financial Corp.	$645	$(70)	$154	$(33)	$696

Total Assets	$558,657	$14,282	$4,274	$79	$577,292

Note G — Segment Information (Continued)

	Nine Months Ended September 30, 2010
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$13,357	$—	$—	$—	$13,357
Provision for loan losses	1,350	—	—	—	1,350

Net interest income after provision for loan losses	12,007	—	—	—	12,007
Investment losses, net	(728)	—	—	—	(728)
Non-interest income	3,814	7,796	4,401	745	16,756
Non-interest expenses	12,171	7,025	3,454	790	23,440
Depreciation and amortization	1,250	130	94	2	1,476

Income (loss) before income taxes	1,672	641	853	(47)	3,119
Income tax (benefit) expense	97	283	352	(17)	715

Net income (loss)	1,575	358	501	(30)	2,404
Less: net income attributable to noncontrolling interest	148	—	—	—	148

Net income (loss) attributable to Oneida Financial Corp.	$1,427	$358	$501	$(30)	$2,256

Total Assets	$638,864	$15,997	$5,125	$147	$660,133

	Nine Months Ended September 30, 2009
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$12,792	$—	$—	$—	$12,792
Provision for loan losses	560	—	—	—	560

Net interest income after provision for loan losses	12,232	—	—	—	12,232
Investment gains, net	434	—	—	—	434
Non-interest income	3,758	7,169	4,099	325	15,351
Non-interest expenses	12,109	6,311	3,355	499	22,274
Depreciation and amortization	1,280	172	115	1	1,568

Income (loss) before income taxes	3,035	686	629	(175)	4,175
Income tax (benefit) expense	620	293	261	(66)	1,108

Net income (loss)	2,415	393	368	(109)	3,067
Less: net income attributable to noncontrolling interest	188	—	—	—	188

Net income (loss) attributable to Oneida Financial Corp.	$2,227	$393	$368	$(109)	$2,879

Total Assets	$558,657	$14,282	$4,274	$79	$577,292

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

Assets	2010	2009
	(In thousands)
Total assets for reportable segments	$660,133	$577,292
Elimination of intercompany cash balances	(12,207)	(3,166)

Consolidated Total	$647,926	$574,126

Note H — Fair Value
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
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the nine months ended September 30:

Changes in Fair Values for the nine months ended September 30, 2010, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(In thousands)
Assets:
Trading securities	$(344)	29	—	$(315)

Changes in Fair Values for the nine months ended September 30, 2009, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(In thousands)
Assets:
Trading securities	$1,279	29	—	$1,308
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

Note H — Fair Value (Continued)
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
Impaired Loans: Estimates of fair value used for other collateral supporting commercial loans generally is not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired loans had a principal balance of $2.1 million with a valuation allowance of $2.1 million as of September 30, 2010. As of December 31, 2009, impaired loans had a principal balance of $2.2 million with a valuation allowance of $570,000. The increase in the specific allowance resulted in the increase in provisions for loan losses in the current year of $1.6 million.
Assets and liabilities measured at fair value on a recurring basis for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,283	—	$5,480	$1,803
Available-for- sale securities
U.S. Agency	67,868	—	67,868	—
Corporate	26,268	—	24,868	1,400
Trust preferred securities	4,906	—	—	4,906
State and municipal	40,424	—	40,424	—
Small Business Administration	6	—	6	—
Residential mortgage-backed securities	58,266	—	58,266	—
Collateralized mortgage obligations	3,771	—	3,771	—

Total	$208,792	$—	$200,683	$8,109

Note H — Fair Value (Continued)

		Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,627	—	$5,568	$2,059
Available-for- sale securities
U.S. Agency	23,884	—	23,884	—
Corporate	16,205	—	13,955	2,250
Trust preferred securities	5,921	—	—	5,921
State and municipal	17,988	—	17,988	—
Small Business Administration	12	—	12	—
Residential mortgage-backed securities	44,693	—	44,693	—
Collateralized mortgage obligations	5,829	—	5,829	—

Total	$122,159	$—	$111,929	$10,230

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, June 30 and September 30:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	Trading		Trust
	Securities	Corporate	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2010	$2,059	$2,250	$5,921	$10,230
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	—	(10)
Other changes in fair value	(24)	—	—	(24)
Net impairment losses recognized in earnings	—	—	(937)	(937)
Interest payments applied to principal	—	—	(252)	(252)
Included in other comprehensive income	—	—	299	299

Ending balance March 31, 2010	$2,025	$2,250	$5,031	$9,306
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	—	(10)
Other changes in fair value	(256)	—	—	(256)
Net impairment losses recognized in earnings	—	—	(58)	(58)
Interest payments applied to principal	—	—	(5)	(5)
Included in other comprehensive income	—	(850)	965	115

Ending balance June 30, 2010	$1,759	$1,400	$5,933	$9,092
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(9)	—	—	(9)
Other changes in fair value	53	—	—	53
Net impairment losses recognized in earnings	—	—	(649)	(649)
Interest payments applied to principal	—	—	(5)	(5)
Included in other comprehensive income	—	—	(373)	(373)

Ending balance September 30, 2010	$1,803	$1,400	$4,906	$8,109

Note H — Fair Value (Continued)

				Collateralized
	Trading		Trust	Mortgage
	Securities	Corporate	Preferreds	Obligations	Total
	(In thousands)
Beginning balance January 1, 2009	$2,020	$1,500	$9,208	$768	$13,496
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(5)	—	(15)
Other changes in fair value	70	—	—	—	70
Included in other comprehensive income	—	631	(3,624)	(191)	(3,184)

Ending balance March 31, 2009	$2,080	$2,131	$5,579	$577	$10,367
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(4)	7	(7)
Other changes in fair value	10	—	(454)	—	(444)
Included in other comprehensive income	—	94	1,079	416	1,589
Transfers out of Level 3	—	—	—	(1,000)	(1,000)

Ending balance June 30, 2009	$2,080	$2,225	$6,200	$—	$10,505
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(9)	1	—	—	(8)
Other changes in fair value	4	—	(934)	—	(930)
Interest payments applied to principal	—	—	(7)	—	(7)
Included in other comprehensive income	—	62	679	—	741
Transfers out of Level 3	—	—	—	—	(1,000)

Ending balance September 30, 2009	$2,075	$2,288	$5,938	$—	$10,301

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
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,942	$44,942	$39,537	$39,537
Trading securities	7,283	7,283	7,692	7,627
Investment securities, available for sale	201,509	201,509	114,532	114,532
Investment securities, held to maturity	25,192	26,570	47,692	47,966
Loans held for sale	2,089	2,180	687	700
Loans receivable, net	283,295	297,466	295,152	297,331
Federal Home Loan Bank stock	2,201	N/A	2,665	N/A
Accrued interest receivable	2,493	2,493	2,469	2,469

Financial liabilities:
Deposits	$534,397	$536,275	$489,365	$476,171
Federal Home Loan Bank advances	17,000	17,437	31,000	31,335
Accrued interest payable	73	73	117	117

Note H — Fair Value (Continued)
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
Note I — Accounting Pronouncements
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

Note I — Accounting Pronouncements (Continued)
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

Note J — Stock Offering and Conversion
On July 7, 2010, the second step conversion of Oneida Financial MHC into a stock holding company structure and related stock offering of this new stock holding company was completed. As a result of the second step conversion, Oneida Financial Corp. a Maryland corporation (“Oneida Financial-New”) became the holding company for the Bank. As part of the second step conversion, Oneida Financial Corp., a Federal corporation, was merged into Oneida Financial-New, with Oneida Financial-New as the surviving entity. Oneida Financial -New issued 3,937,500 shares of common stock at a price of $8.00 per share in the related stock offering and exchanged 3,532,959 shares of common stock of the now predecessor Oneida Financial Corp, into 3,227,294 shares of common stock of the newly formed Oneida Financial-New pursuant to an exchange ratio of 0.9136, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $3.7 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of July 7, 2010, the Company had 7,164,794 shares of common stock issued and outstanding. Net proceeds of $27.7 million were raised in the stock offering, excluding $1.26 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 157,500 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Oneida Financial MHC, the Bank received $36,000 of cash previously held by Oneida Financial MHC. As a result of the second-step conversion, all share and per share amounts have been restated giving retrospective recognition to the second-step conversion ratio of 0.9136. Restricted stock granted under the Recognition and Retention Plan prior to the conversion was also exchanged using the conversion ratio of 0.9136.

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
RECENT DEVELOPMENTS
The Company announced a quarterly cash dividend as of September 28, 2010 of $0.12 per share which was paid to its shareholders on October 12, 2010.
On July 7, 2010, the second step conversion of Oneida Financial MHC into a stock holding company structure and related stock offering of this new stock holding company was completed. See Footnote J Stock Offering and Conversion in the consolidated financial statements for more information.

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
FINANCIAL CONDITION
ASSETS. Total assets at September 30, 2010 were $647.9 million, an increase of $57.4 million, or 9.7%, from $590.5 million at December 31, 2009. The increase in total assets was primarily attributable to an increase in securities available for sale.
Mortgage-backed securities increased $8.6 million, or 13.1%, to $74.3 million at September 30, 2010 as compared with $65.7 million at December 31, 2009. Investment securities increased $55.9 million, or 57.9%, to $152.4 million at September 30, 2010 as compared to $96.5 million at December 31, 2009. The increase in mortgage-backed and investment securities was due to an increase in municipal deposits which require full collateralization with treasury, agency and municipal securities as well as the proceeds received as part of the second step conversion.
Cash and cash equivalents increased $5.4 million, or 13.7%, to $44.9 million at September 30, 2010 from $39.5 million at December 31, 2009. The increase in cash and cash equivalents was due to the proceeds received from the second step conversion and the timing of the investment of the proceeds.
Trading securities decreased $344,000, or 4.5%, to $7.3 million at September 30, 2010 as compared with $7.6 million at December 31, 2009 and represent common and preferred equity securities that we have elected to adjust to fair value. The decrease in trading securities represents the decrease in fair value during 2010 and was reflected through the income statement.

Loans receivable, including loans held for sale, decreased $9.2 million, or 3.1%, to $289.5 million at September 30, 2010 as compared with $298.7 million at December 31, 2009. We continue to maintain a diversified loan portfolio mix. The decrease in loan balances reflects our continued sale in the secondary market of lower yielding fixed-rate one-to-four family residential real estate loans. We sold $24.6 million in fixed rate residential loans during the nine months ended September 30, 2010. While overall loan demand is lower than a year ago, we have continued to maintain balanced loan originations during the first nine months of 2010: residential mortgage loan originations were $32.2 million, consumer loan originations were $18.3 million and commercial loan originations were $27.1 million.
LIABILITIES. Total liabilities increased by $27.6 million, or 5.2%, to $559.0 million at September 30, 2010 from $531.4 million at December 31, 2009. The increase was primarily the result of an increase in deposits of $45.0 million, partially offset by a decrease in borrowings of $14.0 million.
Deposit accounts increased $45.0 million, or 9.2%, to $534.4 million at September 30, 2010 from $489.4 million at December 31, 2009. Interest-bearing deposit accounts increased by $41.9 million, or 9.8%, to $468.3 million at September 30, 2010 from $426.4 million at December 31, 2009. Non-interest bearing deposit accounts increased $3.1 million, or 4.9%, to $66.1 million at September 30, 2010 from $63.0 million at December 31, 2009. The increase in deposit accounts was primarily a result of an increase in municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $39.9 million to $125.9 million at September 30, 2010 from $86.0 million at December 31, 2009. This increase was concurrent with local tax collections by various municipalities combined with the addition of new account relationships.
Borrowings decreased $14.0 million, or 45.2%, to $17.0 million at September 30, 2010 from $31.0 million at December 31, 2009. The decrease in borrowings was due to our decision not to renew the Federal Home Loan Bank (“FHLB”) advances that matured during the first nine months of 2010. At September 30, 2010, our FHLB of New York overnight line of credit facility was not in use. Overnight advances are used from time to time to fund loan originations and short-term deposit outflows.
Other liabilities decreased $3.4 million, or 30.9%, to $7.6 million at September 30, 2010 from $11.0 million at December 31, 2009. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at September 30, 2010 from December 31, 2009.
STOCKHOLDERS’ EQUITY. Total stockholders’ equity at September 30, 2010 was $88.9 million, an increase of $29.8 million, or 50.4%, from $59.1 million at December 31, 2009. The increase in stockholders’ equity reflects the contribution of $27.7 million of net proceeds received as part of the second step conversion consummated on July 7, 2010. Stockholders’ equity also increased as a result of net income of $2.3 million for the nine months ended September 30, 2010. In addition, there was a decrease in accumulated other comprehensive loss of $1.7 million at September 30, 2010 resulting from an increase in the market value of mortgage-backed and investment securities and the change in the unrealized loss on pension benefits. The recognition of other-than-temporary impairment through current quarter earnings on certain investment securities resulted in a decrease in the net unrealized loss on our available for sale securities.
Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders. Stockholders were paid a dividend during the first quarter of 2010 of $0.26 per share resulting in a reduction in stockholders’ equity of $844,000. In addition, a quarterly dividend was declared in June 2010 of $0.13 per share and September 2010 of $0.12 per share resulting in a reduction in stockholders’ equity of an additional $1.3 million. The quarterly dividends were paid in July and October 2010. The June and September 2010 dividends reflected the Company’s decision to pay a quarterly dividend instead of a semi-annual dividend. Share based compensation earned under our stock plans was $144,000 during the nine months ended September 2010.
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

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three and nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance. Non-accrual loans and investments have been included in the average balances.
TABLE 1. Average Balance Sheet.

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
		2010			2009			2009
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	( Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$291,734	$4,187	5.74%	$296,541	$4,418	5.96%	$298,449	$17,761	5.95%
Investment and Mortgage-Backed Securities	212,192	1,747	3.29%	160,851	1,701	4.23%	154,151	6,905	4.48%
Federal Funds	34,745	11	0.13%	12,621	7	0.22%	13,723	37	0.27%
Equity Securities	6,885	76	4.42%	6,496	108	6.65%	6,290	298	4.74%

Total Interest-earning Assets	545,556	6,021	4.41%	476,509	6,234	5.23%	472,613	25,001	5.29%

Non interest-earning Assets:
Cash and due from banks	10,820			13,395			13,188
Other assets	76,728			74,417			75,112

Total assets	$633,104			$564,321			$560,913

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$158,198	$362	0.91%	$124,357	$398	1.27%	$117,472	$1,516	1.29%
Savings Accounts	89,880	137	0.60%	83,050	127	0.61%	80,714	488	0.60%
Interest-bearing Checking	54,187	27	0.20%	46,978	37	0.31%	46,359	139	0.30%
Time Deposits	150,142	633	1.67%	150,335	863	2.28%	153,870	3,734	2.43%
Borrowings	19,565	234	4.75%	31,145	367	4.68%	36,235	1,697	4.68%
Notes Payable	0	0	0.00%	0	0	0.00%	1	0	0.00%

Total Interest-bearing Liabilities	471,972	1,393	1.17%	435,865	1,792	1.63%	434,651	7,574	1.74%

Non-interest-bearing Liabilities:
Demand deposits	65,527			62,623			60,024
Other liabilities	12,107			10,122			10,740

Total liabilities	$549,606			$508,610			$505,415

Stockholders’ equity	83,498			55,711			55,498

Total liabilities and stockholders’ equity	$633,104			$564,321			$560,913

Net Interest Income		$4,628			$4,442			$17,427

Net Interest Spread			3.24%			3.60%			3.55%

Net Earning Assets	$73,584			$40,644			$37,962

Net yield on average Interest-earning assets		3.39%			3.73%			3.69%

Average interest-earning assets to average Interest-bearing liabilities		115.59%			109.32%			108.73%

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
		2010			2009			2009
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	( Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$295,194	$12,688	5.73%	$298,389	$13,309	5.95%	$298,449	$17,761	5.95%
Investment and Mortgage-Backed Securities	189,863	4,839	3.40%	149,593	5,029	4.48%	154,151	6,905	4.48%
Federal Funds	32,078	28	0.12%	13,307	32	0.32%	13,723	37	0.27%
Equity Securities	7,418	228	4.10%	5,980	320	7.13%	6,290	298	4.74%

Total Interest-earning Assets	524,553	17,783	4.52%	467,269	18,690	5.33%	472,613	25,001	5.29%

Non interest-earning Assets:
Cash and due from banks	11,243			12,976			13,188
Other assets	77,721			75,382			75,112

Total assets	$613,517			$555,627			$560,913

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$153,607	$1,116	0.97%	$112,661	$1,169	1.39%	$117,472	$1,516	1.29%
Savings Accounts	88,378	398	0.60%	80,325	365	0.61%	80,714	488	0.60%
Interest-bearing Checking	53,642	81	0.20%	45,707	111	0.32%	46,359	139	0.30%
Time Deposits	152,901	1,990	1.74%	153,123	2,922	2.55%	153,870	3,734	2.43%
Borrowings	23,489	841	4.79%	37,979	1,331	4.69%	36,235	1,697	4.68%
Notes Payable	0	0	0.00%	1	0	0.00%	1	0	0.00%

Total Interest-bearing Liabilities	472,017	4,426	1.25%	429,796	5,898	1.83%	434,651	7,574	1.74%

Non-interest-bearing Liabilities:
Demand deposits	63,255			60,524			60,024
Other liabilities	10,506			10,567			10,740

Total liabilities	$545,778			$500,887			$505,415

Stockholders’ equity	67,739			54,740			55,498

Total liabilities and stockholders’ equity	$613,517			$555,627			$560,913

Net Interest Income		$13,357			$12,792			$17,427

Net Interest Spread			3.27%			3.50%			3.55%

Net Earning Assets	$52,536			$37,473			$37,962

Net yield on average Interest-earning assets		3.40%			3.65%			3.69%

Average interest-earning assets to average Interest-bearing liabilities		111.13%			108.72%			108.73%

RESULTS OF OPERATIONS
General. Net income for the three months ended September 30, 2010 was $815,000 compared to $696,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, basic net income per share was $0.12 as compared with basic net income per share of $0.10 for the three months ended September 30, 2009. The increase in net income is primarily the result of an increase in net interest income, an increase in net investment gains and an increase in non-interest income. These increases in income were partially offset by an increase in the provision for loan losses, an increase in non-interest expenses and an increase in income tax provisions during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Net income for the nine months ended September 30, 2010 was $2.3 million as compared with $2.9 million for the same period in 2009. Net income from operations, excluding noncash investment securities charges of $2.0 million, net of $461,000 income taxes, was $3.8 million. Non-cash investment securities charges consisted of impairment charges of $1.7 million incurred on eight trust preferred securities and one private-label collateralized mortgage obligation and the non-cash charge to earnings of $315,000 recognized in connection with the decrease in market value of our trading securities, net of $461,000 in income taxes, for a net non-cash charge of $1.6 million. This compares to net income from operations for the same period in 2009 of $2.9 million. Net income excluding the non-cash charges and benefits to earnings increased due primarily to an increase in net interest income, an increase in non-interest income and an increase in gains from the sale of investments partially offset by an increase in the provision for loan losses, an increase in non-interest expense and an increase in the provision for income taxes. The table below summarizes the Company’s operating results excluding these cumulative non-cash charges related to the change in fair value of trading securities and the non-cash impairment charges recorded as net investment losses in each period.
Reported Results
(including non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Year to Date	Year to Date
	September 30,	September 30,
	2010	2009
Net interest income	$13,357	$12,792
Provision for loan losses	1,350	560
Investment gains (losses)	(413)	(874)
Change in fair value of investments	(315)	1,308
Non-interest income	16,756	15,351
Non-interest expense	24,916	23,842
Income tax provision	715	1,108
Net income	2,404	3,067
Income attributable to noncontrolling interest	(148)	(188)
Net income attributable to Oneida Financial Corp.	$2,256	$2,879

Net income per diluted share	$0.32	$0.40
Operating Results / Non-GAAP
(excluding non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Year to Date	Year to Date
	September 30,	September 30,
	2010	2009
Net interest income	$13,357	$12,792
Provision for loan losses	1,350	560
Investment gains	1,287	514
Non-interest income	16,756	15,351
Non-interest expense	24,916	23,842
Income tax provision	1,176	1,138
Net income	3,958	3,117
Income attributable to noncontrolling interest	(148)	(188)
Net income attributable to Oneida Financial Corp.	$3,810	$2,929

Net income per diluted share	$0.54	$0.41
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
Interest and Dividend Income. Interest and dividend income decreased by $213,000, or 3.4%, to $6.0 million for the three months ended September 30, 2010 from $6.2 million for the three months ended September 30, 2009. Interest and fees on loans decreased by $231,000 for the three months ended September 30, 2010 as compared with the same period in 2009. Interest and dividend income on mortgage-backed and other investment securities increased $46,000 to $1.7 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009. Interest income earned on federal funds sold increased $4,000 during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

For the nine months ended September 20, 2010, interest and dividend income decreased by $907,000, or 4.9% to $17.8 million from $18.7 million for the nine months ended September 30, 2009. Interest and fees on loans decreased by $621,000 for the nine months ended September 30, 2010 as compared with the same period in 2009. Interest and dividend income on mortgage-backed and other investment securities decreased $190,000 for the nine months ended September 30, 2010 as compared with the same period in 2009. Interest income on federal funds sold decreased $4,000 during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.
The decrease in income on loans resulted from a decrease of 22 basis points in the average yield on loans to 5.74% from 5.96% and a decrease of $4.8 million in the average balance of loans to $291.7 million in the third quarter of 2010 from $296.5 million in the third quarter of 2009. At September 30, 2010, total loans receivable were $285.4 million as compared with $295.8 million at September 30, 2009, a decrease of 3.5%. The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower interest rates earned on new loans and variable rate loans. For the nine months ended September 30, 2010, the decrease in income on loans resulted from a decrease of 22 basis points in the average yield on loans to 5.73% from 5.95% and a decrease of $3.2 million in the average balance of loans to $295.2 million from $298.4 million for the nine months ended September 30, 2009.
The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 94 basis points in the average yield earned to 3.29% from 4.23% partially offset by an increase of $51.3 million in the average balance of investment and mortgage-backed securities to $212.2 million during the third quarter of 2010 from $160.9 million during the third quarter of 2009. For the nine months ended September 30, 2010, interest on investments and mortgage-backed securities decreased $190,000 as compared with the same period in 2009 due to a decrease in the average yield of 108 basis points partially offset by an increase in the average balance of investments and mortgage-backed securities of $40.3 million. The decrease in average yield is the result of lower market interest rates and management’s decision to place all of our trust preferred securities on non-accrual status. The increase in the average balance of investment and mortgage-backed securities is the result of purchases of securities required to collateralize the increased balances of municipal deposits.
Interest income on federal funds sold increased as a result of an increase of $18.8 million in the average balance of federal funds sold to $34.8 million during the third quarter of 2010 as compared with $12.6 million during the three months ended September 30, 2009 partially offset by a decrease of 9 basis points in the average yield. For the nine months ended September 30, 2010, interest income on federal funds decreased $4,000 due to a decrease in the average yield offset by an increase in the average balance as compared with the same period in 2009. The decrease in the yield is due to decreases in interest rates paid on federal funds during the period. The increase in the average balance of federal funds sold reflects our decision to increase the total liquidity of Oneida Financial Corp.
Income from equity securities decreased $32,000 due to a decrease in the average yield of 223 basis points, partially offset by an increase of $389,000 in the average balance from $6.5 million for the three months ended September 30, 2009 to $6.9 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, interest income on equity securities decreased $92,000 as a result of a decrease in the average yield offset by an increase in the average balance for the same period in 2009. The increase in the average balance was the result of an increase in market values for equity securities during 2009 as compared with 2010.
Interest Expense. Interest expense decreased $399,000, or 22.3%, to $1.4 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during third quarter of 2010 of $266,000, decreasing to $1.2 million from $1.4 million during the third quarter of 2009. In addition, borrowing expense decreased to $234,000 for the three months ended September 30, 2010 compared with $367,000 for the three months ended September 30, 2009. Interest expense decreased $1.5 million, or 25.0%, to $4.4 million for the nine months ended September 30, 2010 from $5.9 million for the nine months ended September 30, 2009.
The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $47.9 million, or 18.8%, to $302.3 million at an average cost of 0.69% during the third quarter of 2010 from $254.4 million at an average cost of 0.88% during the third quarter of 2009. During the same period the average balance of time deposits decreased $193,000, or 0.01%, to $150.1 million in the third quarter of 2010 from $150.3 million during the third quarter of 2009 and the average rate paid on time deposits decreased 61 basis points. For the nine months ended September 30, 2010, the average cost of deposits was 1.07% as compared with 1.56% for the nine month period in 2009. In addition, the average balance of deposit accounts increased $56.7 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

The decrease in borrowing expense for the third quarter 2010 as compared to the third quarter 2009 was due to a decrease in the average balance of borrowings outstanding in the September 30, 2010 period to $19.6 million as compared with $31.1 million during the September 30, 2009 period, partially offset by a 7 basis point increase in the average rate paid on borrowed funds to 4.75% for the 2010 period. For the nine months ended September 30, 2010, interest expense on borrowings decreased $490,000 due to a decrease in the average balance outstanding of borrowings to $23.5 million as compared to $38.0 million for the nine month period 2009. The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during the second half of 2009 and 2010.
Provision for Loan Losses. The total provision for loan losses for the three and nine months ended September 30, 2010 was $650,000 and $1.4 million, respectively. The total provision for loan losses for the three and nine months ended September 30, 2009 was $400,000 and $560,000 respectively. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management evaluates the adequacy of the allowance and determines the appropriate level of provision for loan losses by applying a range of estimated loss percentages to each category of performing and classified loans. The evaluation considers volume changes in the loan portfolio mix in response to changes in loan asset origination and retention toward consumer and commercial business loan assets, and provides within the allowance adequacy formula for the higher relative degree of credit risk associated with this activity as compared with traditional residential real estate lending. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.
During 2009, we identified an impaired commercial lending relationship with a principal balance of $2.1 million as of September 30, 2010. During the third quarter of 2010, we increased the specific allowance to $2.1 million for the impaired unsecured commercial loan resulting in the increase in provisions for loan losses in the current quarter of $650,000.
Nonperforming loans totaled $2.3 million or 0.80% of total loans at September 30, 2010 compared with $289,000 or 0.10% of total loans at September 30, 2009. The increase in nonperforming loans from September 30, 2009 to September 30, 2010 was primarily attributable to the one impaired lending relationship previously discussed above. Net charge-off activity for the nine months ended September 30, 2010 was $152,000 as compared with $309,000 in net charge-offs during the nine months ended September 30, 2009. The balance of the allowance for loan losses was $4.1 million or 1.42% of loans receivable at September 30, 2010 compared with $2.9 million or 0.96% of loans receivable at September 30, 2009.
Investment Gains (losses): Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.
We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement. For the three months ended September 30, 2010 the market value of our trading securities increased $409,000 as compared with an increase of $739,000 in the 2009 period. For the nine months ended September 30, 2010, the market value of our trading securities decreased $315,000 as compared with an increase of $1.3 million in the 2009 period. The decrease in market value of the Company’s trading securities in the 2010 period is reflective of the decrease in broader equity markets during the period.
Net impairment losses for the three months ended September 30, 2010 were $649,000 as compared with net impairment losses of $934,000 during three months ended September 30, 2009. The net investment losses were the result of non-cash impairment charges recorded for eight trust preferred securities and one collateralized mortgage obligation which were determined to be other-than-temporarily impaired. The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. For the nine months ended September 30, 2010, net impairment charges totaled $1.7 million as compared with $1.4 million for the same period in 2009. See Footnote E Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.
Partially offsetting the non-cash impairment charges were investment gains resulting from our decision to realize a portion of the appreciation in our mortgage-backed and investment securities portfolio resulting in net gains realized of $537,000 during the third quarter of 2010 as compared to $276,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net gains on sales of securities totaled $1.3 million as compared with $514,000 for the same period in 2009.

Non-Interest Income. Non-interest income increased by $427,000, or 8.9%, to $5.2 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, non-interest income increased by $1.4 million or 9.2%, to $16.8 million from $15.4 million for the nine months ended September 30, 2009.
Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $306,000, or 8.6%, to $3.8 million during the three months ended September 30, 2010 as compared with $3.5 million during the three months ended September 30, 2009. Insurance subsidiary revenue of Bailey & Haskell Associates was $2.2 million for the three months ended September 30, 2010 as compared with $2.0 million during the three months September 30, 2009. Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.4 million for the three months ended September 30, 2010 as compared with $1.4 million during the third quarter of 2009. Risk management activities of Workplace Health Solutions generated $290,000 of revenue for the three months ended September 30, 2010 as compared with $125,000 in revenue during the same period of 2009. The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008. Revenue derived from non-banking subsidiaries increased $1.3 million or 11.6% to $12.9 million for the nine months ended September 30, 2010 as compared with $11.6 million for the nine months ended September 30, 2009.
Deposit account service fees decreased slightly to $630,000 during the three months ended September 30, 2010 from $645,000 during the three months ended September 30, 2009. For the nine months ended September 30, 2010, deposit account service fees increased $58,000 as compared with the same period in 2009. The increase is the result of increased usage of ATM and other services during 2010 as compared with 2009.
We have experienced an increase in income from the sale and servicing of fixed-rate residential real estate loans. The increase is primarily the result of an increase in the volume of loan activity in the third quarter of 2010 as compared with lower level of activity in the third quarter of 2009. Income from the sale and servicing of fixed-rate residential real estate loans was $348,000 during the three months ended September 30, 2010 compared with $202,000 during the three months ended September 30, 2009. For the nine months ended September 30, 2010, income from the sale and servicing of fixed-rate residential real estate was $710,000 as compared with $788,000 for the nine months ended September 30, 2009.
Non-Interest Expense. Non-interest expense increased by $449,000, or 5.7%, to $8.4 million for the three months ended September 30, 2010 from $7.9 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, non-interest expense increased by $1.1 million or 4.5%, to $24.9 million as compared with $23.8 million for the same period in 2009. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.
Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2010 was $5.4 million, an increase of $297,000, or 5.8%, as compared with compensation expense of $5.1 million during the third quarter of 2009. Compensation expense for the nine months ended September 30, 2010 was $15.8 million, an increase of $749,000, or 5.0%, as compared with compensation expense of $15.1 million for the same period in 2009. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.
Building occupancy and equipment expense increased $51,000, or 4.5%, to $1.2 million for the three months ended September 30, 2010 as compared to $1.1 million during the three months ended September 30, 2009.
Provision for Income Taxes. Provision for income taxes was $257,000 for the three months ended September 30, 2010, an increase of $11,000 from the third quarter 2009 income tax provision recorded of $246,000. The increase in income tax provision reflects the increase in net income for the three months ended September 30, 2010. For the nine months ended September 30, 2010, the provision for income taxes was $715,000, a decrease of $393,000 from $1.1 million for the same period in 2009. The effective tax rate was 22.9% during the first nine months of 2010 as compared with an effective tax rate of 26.5% for the same time period in 2009.
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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2010, loan originations totaled $30.4 million compared to $38.1 million during the third quarter of 2009. The purchases of securities available for sale totaled $76.0 million during the third quarter of 2010 as compared to $26.1 million during the third quarter of 2009. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization.
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
In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2010 the Company had outstanding commitments to originate loans of approximately $5.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $7.6 million at September 30, 2010.
The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $56.0 million at September 30, 2010 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of September 30, 2010 the total of cash, interest-earnings demand accounts and federal funds sold was $44.9 million.

At September 30, 2010, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010:
Total Capital (to Risk Weighted Assets)	$61,020	15.02%	$33,502	8%	$40,628	10%
Tier I Capital (to Risk Weighted Assets)	$56,921	14.01%	$16,251	4%	$24,377	6%
Tier I Capital (to Average Assets)	$56,921	9.36%	$24,325	4%	$30,406	5%

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$42,634	10.73%	$31,799	8%	$39,749	10%
Tier I Capital (to Risk Weighted Assets)	$39,734	10.00%	$15,900	4%	$23,850	6%
Tier I Capital (to Average Assets)	$39,734	7.19%	$22,101	4%	$27,626	5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
(Annualized where appropriate)	2010	2009	2010	2009
Performance Ratios:
Return on average assets	0.51%	0.49%	0.49%	0.69%
Return on average equity	3.90%	5.00%	4.44%	7.01%
Return on average tangible equity	5.54%	9.07%	7.00%	12.92%
Interest rate spread	3.24%	3.60%	3.27%	3.50%
Net interest margin	3.39%	3.73%	3.40%	3.65%
Efficiency Ratio	84.66%	86.52%	82.35%	85.63%
Non-interest income to average total assets	3.30%	3.84%	3.64%	3.68%
Non-interest expense to average total assets	5.33%	5.66%	5.46%	5.78%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.59%	109.32%	108.90%	108.72%

Asset Quality Ratios:
Non-performing assets to total assets	1.24%	0.40%	1.24%	0.40%
Non-performing loans to total loans	0.80%	0.09%	0.80%	0.09%
Net charge-offs to average loans	0.00%	0.06%	0.00%	0.06%
Allowance for loan losses to non-performing loans	176.30%	1,110.04%	176.30%	1,110.04%
Allowance for loan losses to loans receivable	1.42%	0.96%	1.42%	0.96%

Capital Ratios:
Average equity to average total assets	13.19%	9.87%	11.04%	9.85%
Equity to total assets (end of period)	13.73%	9.95%	13.73%	9.95%
Tangible equity to tangible assets (end of period)	10.32%	5.86%	10.32%	5.86%

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios. Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at September 30, 2010, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.
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
ITEM 4. Controls and Procedures
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable

(b) On February 9, 2010, the Board of Directors of Oneida Financial MHC adopted a plan of conversion and reorganization, pursuant to which, among other things, Oneida Financial MHC would convert from the mutual holding company structure to the fully stock holding company structure, and Oneida Financial Corp., a Maryland corporation, would sell shares of common stock to the public. On March 12, 2010, Oneida Financial Corp. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-165458) with respect to the shares to be offered and sold pursuant to the stock issuance plan and the shares to be issued in exchange for the outstanding shares of Oneida Financial Corp., a federal corporation, owned by the public. Oneida Financial Corp. registered a total of 9,435,892 shares of common stock, par value $0.01 per share, at a sales price of $8.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 14, 2010.
The public stock offering closed on July 7, 2010 and on July 7, 2010 the common stock began trading on Nasdaq Global Market under the symbol “ONFC.”
In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Oneida Savings Bank, to our tax qualified employee benefit plans, and to the public stockholders of Oneida Financial Corp., a federal corporation, and members of the general public. Stifel, Nicolaus & Company, Incorporated was engaged to assist in the marketing of the common stock.
The stock offering resulted in gross proceeds of $31.5 million through the sale of 3,937,500 shares at $8.00 per shares. Expenses related to the offering were approximately $2.5 million, including a fee of $1.1 million paid to Stifel, Nicolaus & Company, Incorporated. Oneida Financial Corp. received net proceeds from the initial public offering of $29.0 million and loaned $1.3 million to Oneida Savings Bank’s employee stock ownership plan to enable it to purchase 157,500 shares of common stock in the offering. The remaining net proceeds were $27.7 million, of which $14.0 million was contributed to Oneida Savings Bank in the form of additional paid in capital, and the remainder has been retained by Oneida Financial Corp. to be utilized for general corporate purposes.
(c) Not applicable
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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date: November 15, 2010	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer