Form 10-Q
period 2011-03-31
Oneida Financial Corp.
filed 2011-05-16
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________
Securities Exchange Act Number 001-34813

ONEIDA FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	80-0632920
(State or other jurisdiction of	(IRS Employer)
incorporation or organization)	Identification Number)

182 Main Street, Oneida, New York 13421

(Address of Principal Executive Offices)
(315) 363-2000

Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,162,273 shares of the Registrant’s common stock outstanding as of May 1, 2011.

ONEIDA FINANCIAL CORP.
INDEX

Index

PART I.	FINANCIAL INFORMATION
Item I. Financial Statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2011 (unaudited) and December 31, 2010 (unaudited)

	At March 31,	At December 31,
	2011	2010
ASSETS	(in thousands, except share data)
Cash and due from banks	$18,333	$15,608
Federal funds sold	31,810	18,133
TOTAL CASH AND CASH EQUIVALENTS	50,143	33,741

Trading securities	7,252	7,691
Securities, available for sale	235,948	227,478
Securities, held to maturity (fair value $23,063
and $25,070 respectively)	22,176	24,143

Mortgage loans held for sale	848	857

Loans receivable	287,123	286,850
Allowance for loan losses	(4,641)	(4,276)
LOANS RECEIVABLE, NET	282,482	282,574

Federal Home Loan Bank stock	2,137	2,109
Bank premises and equipment, net	19,645	19,903
Accrued interest receivable	2,717	2,455
Bank owned life insurance	16,476	16,332
Other assets	18,189	19,777
Goodwill	23,971	23,301
Other intangible assets	1,252	1,218
TOTAL ASSETS	$683,236	$661,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$508,240	$486,985
Non-interest bearing deposits	67,896	65,179
Borrowings	12,000	12,000
Other liabilities	8,306	11,495
TOTAL LIABILITIES	596,442	575,659
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	-	-
Common stock ($.01 par value; 30,000,000 shares authorized
7,164,794 issued)	72	72
Additional paid-in capital	45,636	45,636
Retained earnings	45,370	44,816
Accumulated other comprehensive loss	(5,878)	(6,198)
Treasury stock (at cost, 2,521 and 2,521 shares)	(20)	(20)
Unallocated ESOP (118,228 and 118,228 shares)	(946)	(946)
Total Oneida Financial Corp stockholders’ equity	84,234	83,360
Noncontrolling interest	2,560	2,560
TOTAL STOCKHOLDERS’ EQUITY	86,794	85,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,236	$661,579

The accompanying notes are an integral part of the consolidated financial statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended
	March 31, March 31,
	2011	2010
	(in thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$3,931	$4,318
Interest on investment securities	1,998	1,438
Dividends on equity securities	62	74
Interest on federal funds sold and
interest-earning deposits	8	7
Total interest and dividend income	5,999	5,837
INTEREST EXPENSE:
Core deposits	458	530
Time deposits	570	697
Borrowings	131	329
Note payable	1	-
Total interest expense	1,160	1,556
NET INTEREST INCOME	4,839	4,281
Less: Provision for loan losses	400	400
Net interest income after provision for loan losses	4,439	3,881
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	(204)	(642)
Portion of loss recognized in OCI (before taxes)	-	(348)
Net impairment losses	(204)	(990)
Net (losses) gains on sale of securities, net	(20)	309
Changes in fair value of trading securities	430	139
Total investment gains (losses)	206	(542)
NON-INTEREST INCOME:
Commissions and fees on sales of
non-banking products	4,945	4,662
Other operating income	1,092	1,166
Total non-interest income	6,037	5,828
NON-INTEREST EXPENSES:
Compensation and employee benefits	5,587	5,237
Occupancy expenses, net	1,214	1,274
Other operating expense	2,004	1,768
Total non-interest expenses	8,805	8,279
INCOME BEFORE INCOME TAXES	1,877	888
Provision for income taxes	400	196
NET INCOME	1,477	692
Less: net income attributable to noncontrolling interest	64	65
NET INCOME attributable
to Oneida Financial Corp.	$1,413	$627
EARNINGS PER SHARE – BASIC	$0.20	$0.09
EARNINGS PER SHARE – DILUTED	$0.20	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Net income attributable to Oneida Financial Corp.	$1,413	$627

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized (gains) losses on securities
arising during period	(71)	(642)
Reclassification adjustment for
losses included in net income	204	990
Net unrealized gains	133	348
Income tax effect	(53)	(139)
	80	209
Securities available for sale:
Unrealized gains on securities
arising during period	349	1,102
Reclassification adjustment for
losses (gains) included in net income	20	(309)
Net unrealized gains	369	793
Income tax effect	(147)	(317)
	222	476
Unrealized holding gains on securities.
net of tax	302	685

Change in unrealized loss on pension benefits	31	32
Income tax effect	(13)	(13)
	18	19

Other comprehensive gain , net of tax	320	704

Comprehensive income attributable to
Oneida Financial Corp.	$1,733	$1,331

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011 (unaudited)

							Common Stock	Total Equity
					Accumulated		Issued Under	Attributable
			Additional		Other		Employee	To Oneida	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stock Plans	Financial	controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)

Balance as of January 1, 2011	7,164,794	$72	$45,636	$44,816	$(6,198)	$(20)	$(946)	$83,360	$2,560	$85,920
Net income	-	-	-	1,413	-	-	-	1,413	64	1,477
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(64)	(64)
Other comprehensive income,
net of tax	-	-	-	-	320	-	-	320	-	320
Common stock dividends: $0.12 per share	-	-	-	(859)	-	-	-	(859)	-	(859)

Balance as of March 31, 2011	7,164,794	$72	$45,636	$45,370	$(5,878)	$(20)	$(946)	$84,234	$2,560	$86,794

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three Months Ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:	(in thousands)
Net income attributable to Oneida Financial Corp.	$1,413	$627
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	453	510
Amortization of premiums/discounts on securities, net	198	83
Net change in fair value of trading securities	(430)	(139)
Provision for loan losses	400	400
Stock compensation earned	-	62
Loss on impairment of securities	204	990
Loss (gain) on sale of securities, net	20	(309)
Gain on sale of loans, net	(48)	(61)
Income tax payable	(42)	194
Accrued interest receivable	(262)	131
Other assets	1,602	2,029
Other liabilities	(4,379)	(3,378)
Earnings on bank owned life insurance	(144)	(167)
Origination of loans held for sale	(3,693)	(4,518)
Proceeds from sales of loans	3,750	4,443
Net cash (used in) provided by operating activities	(958)	897
Investing Activities:
Purchase of securities available for sale	(24,031)	(31,382)
Proceeds from sale of securities available for sale	4,834	8,340
Maturities and calls of securities available for sale	7,390	4,242
Principal collected on securities available for sale	3,461	5,658
Maturities and call of securities held to maturity	1,027	4,016
Principal collected on securities held to maturity	923	933
Proceeds from sale of trading securities	845	-
Purchase of FHLB stock	(62)	-
Redemption of FHLB stock	33	363
Net (increase) decrease in loans	(432)	2,310
Purchase of bank premises and equipment	(92)	(292)
Purchase of employee benefits company	(94)	(117)
Purchase of insurance company	(350)	-
Net cash used in investing activities	(6,548)	(5,929)
Financing Activities:
Net increase in demand deposit, savings,
money market, super now and escrow	22,850	15,506
Net decrease in time deposits	1,122	645
Dividends on preferred stock of subsidiary held by minority interest	(64)	(65)
Proceeds from borrowings	-	110
Repayment of borrowings	-	(7,610)
Cash dividends	-	(844)
Stock issued – noncontrolling interest	-	1
Exercise of stock options (using treasury stock)	-	170
Purchase of treasury stock	-	(136)
Net cash provided by financing activities	23,908	7,777
Increase in cash and cash equivalents	16,402	2,745
Cash and cash equivalents at beginning of period	33,741	39,537
Cash and cash equivalents at end of period	$50,143	$42,282

Supplemental disclosures of cash flow information:
Cash paid for interest	1,161	1,569
Cash paid for income taxes	440	-

Supplemental noncash disclosures:
Transfer of loans to other real estate	123	241
Dividends declared and unpaid	859	-
Notes payable issued in connection with acquisition	362	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011
Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be achieved for the remainder of 2011. On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form (the “Conversion”). At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank. Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation. As a result of the second-step conversion, all share and per share information have been restated giving retroactive recognition to the second-step conversion ratio of 0.9136. See Note J for more information.

The data in the consolidated statements of condition for December 31, 2010 was derived from the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K. That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2010 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation. Reclassifications did not impact prior period’s net income or stockholders’ equity.

Note B – Earnings per Share

The Company had stock compensation awards with non-forfeitable rights which are considered participating securities prior to 2011. All compensation awards were vested as of December 31, 2010. As such, earnings per share is computed using the two-class method. Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.

Index

Note B – Earnings per Share (Continued)

Earnings per common share have been computed based on the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net income attributable to Oneida Financial Corp.	$1,412,987	$627,085
Net earnings allocated to participating securities	-	(3,140)
Net earnings allocated to common stock	$1,412,987	$623,945

Basic
Distributed earnings allocated to common stock	$859,473	$840,263
Undistributed (overdistributed) earnings allocated
to common stock	553,514	(216,318)
Net earnings allocated to common stock	$1,412,987	$623,945

Weighted average common shares outstanding
including shares considered participating securities	7,044,045	7,151,452
Less: Average participating securities	-	(14,973)
Weighted average shares	7,044,045	7,136,479

Basic earnings per share	$0.20	$0.09

Diluted
Net earnings allocated to common stock	$1,412,987	$623,945

Weighted average common shares outstanding
for basic earnings per common share	7,044,045	7,136,479
Add: Dilutive effects of assumed
exercise of stock options	-	8,402
Weighted average shares and dilutive
potential common shares	7,044,045	7,144,881

Diluted earnings per common share	$0.20	$0.09

There were no stock options considered in computing diluted earnings per common share for the three months ended March 31, 2011 as all options expired April 25, 2010. Stock options for 81,406 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 because they were antidilutive. Dividends of $3,936 as of March 31, 2010 were declared on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C – Stock-Based Compensation

The Company’s 2000 Stock Option Plan, which was shareholder approved, permitted the granting of share options to its directors, officers and key employees for up to 342,205 shares of common stock. The exercise price of options granted was equal to the market value of the Company’s shares at the date of grant. All outstanding options expired on April 25, 2010, unless previously exercised. The plan also had a reload feature which entitled the option holder, who had delivered common stock as payment of the exercise price for option stock, to a new option to acquire additional shares in the amount equal to the shares traded in. The option period during which the reload option may be exercised expires at the same time as that of the original option that the holder has exercised. The Company has a policy of using shares held as treasury stock to satisfy share option exercises.

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

2010
Risk-free interest rate	0.50%
Expected stock price volatility	66.44%
Expected dividend rate	3.00%
Expected life	0.17 years

Index

Note C – Stock-Based Compensation (Continued)

Information related to the stock option plan during the 2010 period is as follows:

2010
Intrinsic value of options exercised	$163,977
Cash received from option exercises	$34,835
Tax benefit realized from option exercises	$25,644
Weighted average fair value of options granted	$1.057

There was no unrecognized compensation cost for this plan as of March 31, 2010 as all shares vested under the terms of the plan. Compensation recorded in conjunction with the new grants totaled $13,102 for the three months ended March 31, 2010.

The Company’s Management Recognition and Retention Plans provided for the issuance of shares of restricted stock to directors, officers and key employees. Compensation expense equal to the market value of Oneida Financial Corp’s stock on the grant date is recognized ratably over the five year vesting period for shares of restricted stock granted that was fully vested at December 31, 2010. Compensation expense recorded in conjunction with this plan was $48,464 for the three months ended March 31, 2010. Shares unallocated under the plans available for future awards were 9,662 at March 31, 2010.

Note D – Pension Plan

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

Net pension and postretirement cost, which is recorded within compensation and employee benefits expenses in the consolidated statements of operations, is comprised of the following:

	Oneida Savings Bank		State Bank of Chittenango
	Three	Three	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Service cost	$-	$-	$6,600	$5,500
Interest cost	52,250	52,000	30,900	33,000
Expected return on plan assets	(65,500)	(60,000)	(35,500)	(39,000)
Net amortization and deferral	30,500	32,000	12,200	10,700
Net periodic pension cost	$17,250	$24,000	$14,200	$10,200

Net gain	(18,300)	(19,000)	-	-
Prior service cost	-	-	-	-
Total recognized in other comprehensive income	(18,300)	(19,000)	-	-
Total recognized in net periodic benefit cost and
Other comprehensive (loss) income	$(1,050)	$5,000	$14,200	$10,200

Weighted-average assumptions as of December 31:	2011	2010	2011	2010

Discount rate	5.05%	3.97%	5.38%	5.89%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%

As of March 31, 2011, contributions to the pension plans totaled $60,950. The Bank anticipates contributing $222,000 in 2011 to fund the pension plans.

Index

Note E – Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$68,149	$81	$(1,574)	$66,656
Corporate	25,129	269	(960)	24,438
Trust preferred securities	6,648	-	(3,079)	3,569
State and municipal	52,514	480	(1,257)	51,737
Small business administration	3,002	-	(94)	2,908
	$155,442	$830	$(6,964)	$149,308
Mortgage-Backed Securities
Fannie Mae	$41,947	$296	$(665)	$41,578
Freddie Mac	16,948	222	(112)	17,058
Government National Mortgage Assoc.	25,610	209	(370)	25,449
Collateralized Mortgage Obligations	2,632	24	(101)	2,555
	$87,137	$751	$(1,248)	$86,640
Total available-for-sale	$242,579	$1,581	$(8,212)	$235,948

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$3,000	$105	$-	$3,105
State and municipal	8,268	479	-	8,747
Small business administration	642	-	-	642
	$11,910	$584	$-	$12,494
Mortgage-Backed Securities
Fannie Mae	$5,024	$166	$-	$5,190
Freddie Mac	1,060	22	-	1,082
Government National Mortgage Assoc.	4,182	115	-	4,297
	$10,266	$303	$-	$10,569
Total held-to-maturity	$22,176	$887	$-	$23,063

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$70,214	$136	$(1,205)	$69,145
Corporate	25,139	157	(1,043)	24,253
Trust preferred securities	6,858	-	(3,454)	3,404
State and municipal	50,249	529	(1,708)	49,070
Small business administration	3,027	-	(91)	2,936
	$155,487	$822	$(7,501)	$148,808
Mortgage-Backed Securities
Fannie Mae	$38,331	$288	$(511)	$38,108
Freddie Mac	14,928	173	(151)	14,950
Government National Mortgage Assoc.	22,164	277	(307)	22,134
Collateralized Mortgage Obligations	3,701	9	(232)	3,478
	$79,124	$747	$(1,201)	$78,670
Total available-for-sale	$234,611	$1,569	$(8,702)	$227,478

Index

Note E – Investment Securities and Mortgage-Backed Securities (Continued)

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$3,998	$140	$-	$4,138
State and municipal	8,270	484	-	8,754
Small business administration	663	-	-	663
	$12,931	$624	$-	$13,555
Mortgage-Backed Securities
Fannie Mae	$5,567	$177	$-	$5,744
Freddie Mac	1,306	27	-	1,333
Government National Mortgage Assoc.	4,339	99	-	4,438
	$11,212	$303	$-	$11,515
Total held-to-maturity	$24,143	$927	$-	$25,070

The amortized cost and fair value of the investment securities portfolio at March 31, 2011 are shown by contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$6,279	$6,295	$1,007	$1,032
After one year through five years	21,494	21,637	3,128	3,296
After five years through ten years	65,142	64,663	5,400	5,530
After ten years	62,527	56,713	2,375	2,636
Total	$155,442	$149,308	$11,910	$12,494

Sales of securities were as follows for the three months ended:

	March 31, 2011	March 31, 2010
	(In thousands)
Proceeds	$5,679	$8,340
Gross Gains	$5	$309
Gross Losses	$(25)	$-

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2011	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$52,921	$(1,574)	$-	$-	$52,921	$(1,574)
Corporate	9,047	(78)	1,608	(882)	10,655	(960)
Trust preferred securities	-	-	3,569	(3,079)	3,569	(3,079)
State and municipal	30,072	(1,257)	-	-	30,072	(1,257)
Small business administration	2,902	(94)	5	-	2,907	(94)
Fannie Mae	26,051	(665)	-	-	26,051	(665)
Freddie Mac	7,216	(112)	-	-	7,216	(112)
Government National Mortgage Assoc.	10,911	(370)	-	-	10,911	(370)
Collateralized mortgage obligations	-	-	1,899	(101)	1,899	(101)

Total securities available-for-sale in
an unrealized loss position	$139,120	$(4,150)	$7,081	$(4,062)	$146,201	$(8,212)

Small business administration	$-	$-	$642	$-	$642	$-

Total securities held-to-maturity in
an unrealized loss position	$-	$-	$642	$-	$642	$-

Index

Note E – Investment Securities and Mortgage-Backed Securities (Continued)

December 31, 2010	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
(In thousands)
U.S. Agency	$50,289	$(1,205)	$-	$-	$50,289	$(1,205)
Corporate	9,033	(97)	4,043	(946)	13,076	(1,043)
Trust preferred securities	-	-	3,404	(3,454)	3,404	(3,454)
State and municipals	32,162	(1,708)	-	-	32,162	(1,708)
Small business administration	2,930	(91)	5	-	2,935	(91)
Fannie Mae	22,786	(511)	-	-	22,786	(511)
Freddie Mac	10,256	(151)	-	-	10,256	(151)
Ginnie Mae	11,531	(307)	-	-	11,531	(307)
Collateralized mortgage obligations	-	-	2,746	(232)	2,746	(232)
Total securities available-for-sale in
an unrealized loss position	$138,987	$(4,070)	$10,198	$(4,632)	$149,185	$(8,702)

Small business administration	$-	$-	$663	$-	$663	$-
Total securities held-to-maturity in
an unrealized loss position	$-	$-	$663	$-	$663	$-

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of the impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be collected and the amortized cost basis.

In order to determine OTTI for purchased beneficial interests, that on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there is an adverse change in the remaining expected future cash flows.

As of March 31, 2011, the Company’s security portfolio consisted of 377 securities, 157 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and local municipalities, and corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government. All of the agency mortgage-backed securities are residential mortgage-backed securities. At March 31, 2011, of the eighty-seven U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale and held-to-maturity portfolios, only two were in a continuous unrealized loss position for 12 months or more. The unrealized losses at March 31, 2011 were primarily attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Non-Agency Collateralized Mortgage Obligations.

All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are

Index

Note E – Investment Securities and Mortgage-Backed Securities (Continued)

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

At March 31, 2011, of the two non-agency collateralized mortgage obligations in an unrealized loss position; all were in a continuous unrealized loss position of 12 months or more. All were rated above investment grade at time of purchase. One is currently rated below investment grade. We have assessed these securities in an unrealized loss position at March 31, 2011 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. The Company monitors to insure it has adequate credit support. In addition, we do not intend to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery.

Corporate Debt and Municipal Securities

At March 31, 2011, of the fifty-nine corporate debt and municipal securities in an unrealized loss position, one was in a continuous unrealized loss position of 12 months or more. We have assessed this security and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the security was in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell this security and it is not more likely than not that we will be required to sell this security before the recovery of their amortized cost basis, which may be at maturity. The securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.46%. The unrealized loss at March 31, 2011 and December 31, 2010 was $882,000 and $914,000 respectively. In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss. The security is paying as agreed.

Trust Preferred Securities

The Company currently has $3.6 million invested in nine trust preferred securities as of March 31, 2011 whose unrealized losses have been in a continuous loss position exceeding 12 months or more. All of the trust preferred securities are pooled issuances. Of the $3.6 million, $1.0 million have variable rates of interest. All of the securities are on nonaccrual as of March 31, 2011. The unrealized losses at March 31, 2011 and December 31, 2010 on the nine securities totaled $3.1 million and $3.5 million respectively.

The following table provides detailed information related to the trust preferred securities held as of March 31, 2011:

									Expected
							Number of	Actual	Additional	Excess
							Banks and	Deferrals and	Deferrals and	Subordination
							Insurance	Defaults	Defaults	Defaults
							Companies	as % of	as % of	as % of
		Book	Fair	Unrealized	Realized	Lowest	Currently	Original	Performing	Performing
Description	Class	Value (2)	Value	Loss	Loss (2) (3)	Rating (1)	Performing	Collateral	Collateral	Collateral
				(Dollars In thousands)
Preferred Term Ltd.	Mezz	$819	$612	$(207)	$(337)	Ca	16	42.76%	28.29%	-42.70%
Preferred Term Ltd.	Mezz	1,638	1,176	(462)	(683)	Ca	16	42.76%	28.29%	-42.70%
Preferred Term Ltd.	Mezz	1,092	784	(308)	(456)	Ca	16	42.76%	28.29%	-42.70%
Preferred Term X	B-3	813	371	(442)	(1,163)	C	36	45.49%	10.42%	-66.72%
Preferred Term XV	B-2	649	217	(432)	(351)	C	51	35.38%	23.59%	-41.51%
Preferred Term XV	B-3	657	219	(438)	(344)	C	51	35.38%	23.59%	-41.51%
Preferred Term XXVI	C-1	673	129	(544)	(312)	C	50	29.56%	15.74%	-24.21%
Preferred Term XXVI	D-1	-	-	-	(497)	N/R	50	29.56%	15.74%	-33.95%
MMCF IX	B-2	307	61	(246)	(653)	Caa3	19	39.07%	10.47%	-50.96%
		$6,648	$3,569	$(3,079)	$(4,796)

(1) The table represents ratings information as of March 31, 2011. The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

Index

Note E – Investment Securities and Mortgage-Backed Securities (Continued)

(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both. In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default. Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements. Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of March 31, 2011.

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

Significant inputs at March 31, 2011
Annual prepayment	1% annually
Projected severity of loss on current defaults	85% - 100%
Projected severity of loss on current deferrals	0% - 100%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults
Thereafter	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	5.27% - 9.91%
Present value discount rates for fair value	15%

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

Index

Note E – Investment Securities and Mortgage-Backed Securities (Continued)

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

The Company reviews each issuer individually for projected future deferrals and defaults. The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above. This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers. The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer. The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing. The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date. Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security. The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions. There is no recovery estimated for actual defaulted issuers. Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009. Upon completion of the March 31, 2011 analysis, our model indicated other-than temporary impairment on two of these securities for the quarter ended March 31, 2011, which resulted from management projecting additionaldefaults and deferrals during the period.

Two of theeight securities had OTTI losses of $204,000 of which $204,000 was recorded as expense during the period. These eight securities remain classified as available-for-sale at March 31, 2011. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Beginning Balance	$5,740	$3,317

Additional credit loss for which other-than-temporary impairment
was previously recognized	204	990
Ending Balance	$5,944	$4,307

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except as indicated above), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

Note F – Loans Receivable

The components of loans receivable at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)

Residential mortgages	$88,866	$90,033
Home equity loans	41,834	42,122
Consumer loans	33,935	35,879
Commercial real estate	81,262	77,851
Commercial loans	41,226	40,965
	287,123	286,850
Allowance for loan losses	(4,641)	(4,276)
Net loans	$282,482	$282,574

Index

Note F – Loans Receivable (Continued)

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of the lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial mortgages, commercial loans, consumer loans, home equity loans and residential real estate loans.

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

Index

Note F – Loans Receivable (Continued)

Home equity loans are secured by a borrower’s primary residence. Home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans. Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of an existing mortgage loan. Home equity loans generally involve greater credit risk than the primary residential mortgage loans due to the potential of declines in collateral values, collectability as a result of foreclosure processes if the Bank is considered to be in a secondary position as well as the amount of expenses incurred during the process.

Residential real estate loans have as collateral a borrower’s primary residence. The risk of loss on these loans would be due to collateral deficiencies due to market deterioration or location and condition of the property. The foreclosure process of a primary residence is usually the final course of action on these types of loans. Given our underwriting criteria and the volume and balance of the loans as compared to collateral, the risk in this portfolio segment is less than that of the other segments.

The following table sets forth the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Commercial	Commercial	Consumer	Home	Residential
March 31, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,668	$576	$337	$264	$431	$4,276
Charge-offs	(19)	-	(40)	-	-	(59)
Recoveries	2	2	19	1	-	24
Provision for loan losses	(2)	352	14	(6)	42	400
Ending balance	$2,649	$930	$330	$259	$473	$4,641

Ending balance attributable to loans:
Individually evaluated
for impairment	$2,019	$386	$-	$-	$-	$2,405
Collectively evaluated
for impairment	630	544	330	259	473	2,236
Total	$2,649	$930	$330	$259	$473	$4,641
Loans:
Individually evaluated
for impairment	$2,019	$1,383	$-	$-	$-	$3,402
Collectively evaluated
for impairment	39,207	79,879	33,935	41,834	88,866	283,721
Total	$41,226	$81,262	$33,935	$41,834	$88,866	$287,123
March 31, 2010

Allowance for credit losses:
Beginning balance	$1,259	$635	$431	$191	$385	$2,901
Charge-offs	-	-	(35)	(46)	-	(81)
Recoveries	16	1	63	-	-	80
Provision for loan losses	495	(63)	(57)	46	(21)	400
Ending balance	$1,770	$573	$402	$191	$364	$3,300

Ending balance attributable to loans:
Individually evaluated
for impairment	$1,108	$-	$-	$-	$-	$1,108
Collectively evaluated
for impairment	662	573	402	191	364	2,192
Total	$1,770	$573	$402	$191	$364	$3,300

Index

Note F – Loans Receivable (Continued)

December 31, 2010
Ending balance attributable to loans:
Individually evaluated
for impairment	$2,043	$98	$-	$-	$-	$2,141
Collectively evaluated
for impairment	625	478	337	264	431	2,135
Total	$2,668	$576	$337	$264	$431	$4,276
Loans:
Individually evaluated
for impairment	$2,043	$1,383	$-	$-	$-	$3,426
Collectively evaluated
for impairment	38,922	76,468	35,879	42,122	90,033	283,424
Total	$40,965	$77,851	$35,879	$42,122	$90,033	$286,850

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011
Cash basis
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment1	Recognized1
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Home equity	-	-	-	-	-
Residential mortgages	-	-	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	1,383	386	1,383	-
Commercial loans	2,019	2,019	2,019	2,035	-
Consumer loans	-	-	-	-	-
Home equity	-	-	-	-	-
Residential mortgages	-	-	-	-	-
Total	$3,402	$3,402	$2,405	$3,418	$-

December 31, 2010
Cash basis
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment1	Recognized1
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Home equity	-	-	-	-	-
Residential mortgages	-	-	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	1,383	98	1,383	67
Commercial loans	2,043	2,043	2,043	2,144	35
Consumer loans	-	-	-	-	-
Home equity	-	-	-	-	-
Residential mortgages	-	-	-	-	-
Total	$3,426	$3,426	$2,141	$3,527	$102
(1) Based on 12 month average

Index

Note F – Loans Receivable (Continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$1,473	$-
Commercial loans	2,149	-
Consumer loans	-	-
Home equity	22	-
Residential mortgages	411	6
Total	$4,055	$6

	December 31, 2010
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$1,555	$-
Commercial loans	2,175	-
Consumer loans	-	-
Home equity	-	-
Residential mortgages	247	-
Total	$3,977	$-

The following represents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans.

	March 31, 2011
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$81,262	$-	$137	$1,473	$1,610	$79,652
Commercial loans	41,226	-	247	53	300	40,926
Consumer loans	33,935	92	-	-	92	33,843
Home equity	41,834	-	13	9	22	41,812
Residential mortgages	88,866	-	138	279	417	88,449
Total	$287,123	$92	$535	$1,814	$2,441	$284,682

	December 31, 2010
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$77,851	$99	$1,522	$90	$1,711	$76,140
Commercial loans	40,965	11	275	53	339	40,626
Consumer loans	35,879	90	-	-	90	35,789
Home equity	42,122	5	-	-	5	42,117
Residential mortgages	90,033	-	95	247	342	89,691
Total	$286,850	$205	$1,892	$390	$2,487	$284,363

Index

Note F – Loans Receivable (Continued)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogenous loans, such as commercial and commercial real estate with an outstanding relationship greater than $250,000. Homogenous loans are reviewed when appropriate given foreclosures, bankruptcies or relationships that include non-homogenous loans. This analysis is performed on at least an annual basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncovered, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debts. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $250,000 or are included in groups of homogenous loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed (all loans graded within past 12 months), the risk category:

	March 31, 2011
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$17,500	$62,213	$-	$1,515	$34
Commercial loans	19,763	18,617	301	340	2,205
Total	$37,263	$80,830	$301	$1,855	$2,239

	December 31, 2010
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$17,051	$59,250	$-	$1,550	$-
Commercial loans	13,097	24,858	436	340	2,234

Total	$30,148	$84,108	$436	$1,890	$2,234

Note G – Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities. For the three months ended March 31, 2011 and 2010, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. Information about the Bank’s segments is presented in the following table for the periods indicated:

Index

Note G – Segment Information (Continued)

	Three Months Ended March 31, 2011
	Banking	Insurance	Benefit Consulting	Risk Management	Total
	Activities	Activities	Activities	Activities
	(In thousands)
Net interest income	$4,839	$-	$-	$-	$4,839
Provision for loan losses	400	-	-	-	400
Net interest income after provision for loan losses	4,439	-	-	-	4,439
Investment gains, net	206	-	-	-	206
Non-interest income	1,092	3,232	1,411	302	6,037
Non-interest expenses	4,217	2,560	1,268	307	8,352
Depreciation and amortization	383	45	25	-	453
Income (loss) before income taxes	1,137	627	118	(5)	1,877
Income tax expense (benefit)	81	272	49	(2)	400
Net income (loss)	1,056	355	69	(3)	1,477
Less: net income attributable to
noncontrolling interest	64	-	-	-	64
Net income (loss) attributable to Oneida
Financial Corp.	$992	$355	$69	$(3)	$1,413

Total Assets	$665,278	$18,134	$5,440	$225	$689,077

	Three Months Ended March 31, 2010
	Banking	Insurance	Benefit Consulting	Risk Management	Total
	Activities	Activities	Activities	Activities
	(In thousands)
Net interest income	$4,281	$-	$-	$-	$4,281
Provision for loan losses	400	-	-	-	400
Net interest income after provision for loan losses	3,881	-	-	-	3,881
Investment losses, net	(542)	-	-	-	(542)
Non-interest income	1,166	3,021	1,440	201	5,828
Non-interest expenses	4,175	2,244	1,141	209	7,769
Depreciation and amortization	432	46	31	1	510
(Loss) income before income taxes	(102)	731	268	(9)	888
Income tax (benefit) expense	(229)	318	110	(3)	196
Net income (loss)	127	413	158	(6)	692
Less: net income attributable to
noncontrolling interest	65	-	-	-	65
Net income (loss) attributable to Oneida
Financial Corp.	$62	$413	$158	$ (6)	$627

Total Assets	$579,650	$17,354	$4,924	$122	$602,050

Index

Note G – Segment Information (Continued)

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

Assets	2011	2010
	(In thousands)
Total assets for reportable segments	$689,077	$602,050
Elimination of intercompany cash balances	(5,841)	(5,785)
Consolidated Total	$683,236	$596,265

Note H – Fair Value

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31:

Changes in Fair Values for the three months ended March 31, 2011, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(In thousands)
Assets:
Trading securities	$420	10	-	430

Changes in Fair Values for the three months ended March 31, 2010, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(In thousands)
Assets:
Trading securities	$130	9	-	$139

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

Index

Note H – Fair Value (Continued)

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

Corporate securities were historically priced using Level 2 inputs. Due to the lack of market of similar type investments, one of our corporate securities was considered Level 3 during 2010. The Company does obtain some broker quotes on this investment based on trading desk information in which the prices are heavily influenced by unobservable market inputs.

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

Impaired Loans: Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $1.4 million, with a valuation allowance of $386,000 at March 31, 2011. Impaired commercial real estate loans had a principal balance of $1.4 million, with a valuation allowance of $98,000 at December 31, 2010. The increase in the specific allowance resulted in the increase in provisions for loan losses in the current year of $288,000. Estimates of fair value used for other collateral supporting commercial loans generally is not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired commercial loans had a principal balance of $2.0 million with a valuation allowance of $2.0 million as of March 31, 2011. Impaired commercial loans had a principal balance of $2.0 million with a valuation allowance of $2.0 million as of December 31, 2010.

Loans Servicing Rights: Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding loan commitments from third party investors.

Assets and liabilities measured at fair value on a recurring basis for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Trading securities
Common and preferred equities	$7,252	-	$5,366	$1,886

Available-for- sale securities
U.S. Agency	66,656	-	66,656	-
Corporate	24,438	-	24,438	-
Trust preferred securities	3,569	-	-	3,569
State and municipal	51,737	-	51,737	-
Small Business Administration	2,908	-	2,908	-
Residential mortgage-backed securities	84,085	-	84,085	-
Collateralized mortgage obligations	2,555	-	2,555	-
Total	$243,200	$-	$237,745	$5,455

Index

Note H – Fair Value (Continued)

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Trading securities
Common and preferred equities	$7,691	-	$5,790	$1,901
Available-for- sale securities
U.S. Agency	69,145	-	69,145	-
Corporate	24,253	-	24,253	-
Trust preferred securities	3,404	-	-	3,404
State and municipal	49,070	-	49,070	-
Small Business Administration	2,936	-	2,936	-
Residential mortgage-backed securities	75,192	-	75,192	-
Collateralized mortgage obligations	3,478	-	3,478	-
Total	$235,169	$-	$229,864	$5,305

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	Trading	Trust
	Securities	Preferreds	Total
		(In thousands)
Beginning balance January 1, 2011	$1,901	$3,404	$5,305
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	-	(10)
Other changes in fair value	(5)	-	(5)
Net impairment losses recognized in earnings -	(204)	(204)
Interest payments applied to principal	-	(6)	(6)
Included in other comprehensive income	-	375	375

Ending balance March 31, 2011	$1,886	$3,569	$5,455

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	Trading		Trust
	Securities	Corporate	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2010	$2,059	$2,250	$5,921	$10,230
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	-	-	(10)
Other changes in fair value	(24)	-	-	(24)
Net impairment losses recognized in earnings - -	(937)	(937)
Interest payments applied to principal	-	-	(252)	(252)
Included in other comprehensive income	-	-	299	299

Ending balance March 31, 2010	$2,025	$2,250	$5,031	$9,306

Index

Note H – Fair Value (Continued)

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are in nonaccrual status). Dividend income is recorded based on cash dividends. Cash flows from the purchase and sale of securities for which the fair value option has been elected are shown as investing activities in the consolidated statement of cash flows.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,143	$50,143	$33,741	$33,741
Trading securities	7,252	7,252	7,691	7,691
Investment securities, available for sale	235,948	235,948	227,478	227,478
Investment securities, held to maturity	22,176	23,063	24,143	25,070
Loans held for sale	848	900	857	865
Loans receivable, net	282,482	298,097	282,574	297,342
Federal Home Loan Bank stock	2,137	N/A	2,109	N/A
Accrued interest receivable	2,717	2,717	2,455	2,455

Financial liabilities:
Deposits	$576,136	$579,507	$552,164	$560,226
Federal Home Loan Bank advances	12,000	12,194	12,000	17,437
Accrued interest payable	53	53	53	53

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

Index

Note H – Fair Value (Continued)

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

Note I – Accounting Pronouncements

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements. This guidance requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussions regarding the reasons for the transfers. It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities. The guidance describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate. Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities.” Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used. These provisions of the guidance were effective January 1, 2010. Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number. This requirement is effective for the Company January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued guidance requiring expanded disclosure to help financial statement users understand the nature of credit risk inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosure should be prepared on a disaggregated basis and provided a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables. Disclosures required as of the end of the reporting period were effective for the Company December 31, 2010, and did not have a material impact on the Company’s financial position or results of operations. Disclosures required for activity occurring during a reporting period were effective for the Company January 1, 2011. This portion of the guidance did not have a material impact on the Company’s financial position or results of operations.

Index

Note I – Accounting Pronouncements (Continued)

In January 2011, the FASB issued guidance that temporarily delays the effective date of the disclosures about troubled debt restructurings as outlined in the expanded disclosures issued in July 2010 for public companies. Accordingly, management has not included such disclosures in Note F.

In April 2011, the FASB issued additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The disclosures and guidance will be required to be included with the Company’s September 30, 2011 interim financial statement. The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

Note J – Stock Offering and Conversion

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

Note K – Acquisitions

On March 10, 2011, the Company completed its acquisition of David Holmes Agency, Inc., an insurance agency operating in Utica, New York. The Bank paid $361,718 in cash and established a note payable for $361,718 to be paid over 24 months with interest at 3.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $575,000 and intangible assets in the amount of $137,000 was recorded in conjunction with the transaction. David Holmes Agency, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results
Of Operations

Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend as of March 22, 2011 of $0.12 per share which was paid to its shareholders on April 5, 2011.

On March 10, 2011, the Company completed an asset purchase of the David Holmes Agency, Inc., an insurance agency operating in Utica, New York. The Bank paid $361,718 in cash and established a note payable for $361,718 to be paid over 24 months with interest at 3.00% per annum for fixed assets and other intangible assets. Goodwill in the amount of $575,000 and intangible assets in the amount of $137,000 was recorded in conjunction with the transaction. David Holmes Agency, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

Index

RECENT LEGISLATION

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

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 2011 were $683.2 million, an increase of $21.6 million, or 3.3%, from $661.6 million at December 31, 2010. The increase in total assets was primarily attributable to an increase in securities available for sale and cash and cash equivalents.

Mortgage-backed securities increased $7.0 million, or 7.8%, to $96.9 million at March 31, 2011 as compared with $89.9 million at December 31, 2010. Investment securities decreased $521,000 or 0.3%, to $161.2 million at March 31, 2011 as compared to $161.7 million at December 31, 2010. The increase in mortgage-backed securities was due to an increase in municipal deposits which require full collateralization with treasury, agency and municipal securities. The decrease in investment securities was due to timing of the reinvestment of calls and maturities of securities.

Cash and cash equivalents increased $16.4 million, or 48.6%, to $50.1 million at March 31, 2011 from $33.7 million at December 31, 2010. The increase in cash and cash equivalents was due to the increase in both retail and municipal deposits and the timing of the investment of the cash on hand.

Index

Trading securities decreased $439,000, or 5.7%, to $7.3 million at March 31, 2011 as compared with $7.7 million at December 31, 2010 and represent common and preferred equity securities that we have elected to adjust to fair value. The decrease in trading securities represents the sale of certain preferred securities during the quarter offset by the increase in fair value during 2011 that was reflected through the income statement.

Loans receivable, including loans held for sale, increased $264,000, or 0.1%, to $288.0 million at March 31, 2011 as compared with $287.7 million at December 31, 2010. We continue to maintain a diversified loan portfolio mix. We sold $3.7 million in fixed rate residential loans during the three months ended March 31, 2011. While overall loan demand is slightly higher than a year ago, we have continued to maintain balanced loan originations during the first three months of 2011: residential mortgage loan originations were $5.2 million, consumer loan originations were $4.8 million and commercial loan originations were $8.8 million.

LIABILITIES. Total liabilities increased by $20.7 million, or 3.6%, to $596.4 million at March 31, 2011 from $575.7 million at December 31, 2010. The increase was primarily the result of an increase in deposits of $23.9 million, partially offset by a decrease in other liabilities of $3.2 million.

Deposit accounts increased $23.9 million, or 4.3%, to $576.1 million at March 31, 2011 from $552.2 million at December 31, 2010. Interest-bearing deposit accounts increased by $21.2 million, or 4.4%, to $508.2 million at March 31, 2011 from $487.0 million at December 31, 2010. Non-interest bearing deposit accounts increased $2.7 million, or 4.1%, to $67.9 million at March 31, 2011 from $65.2 million at December 31, 2010. The increase in deposit accounts was primarily a result of an increase in municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $24.8 million to $142.1 million at March 31, 2011 from $117.3 million at December 31, 2010. This increase was concurrent with local tax collections by various municipalities combined with the addition of new account relationships.

Borrowings remained stable at $12.0 million at both March 31, 2011 and December 31, 2010.

Other liabilities decreased $3.2 million, or 27.8%, to $8.3 million at March 31, 2011 from $11.5 million at December 31, 2010. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at March 31, 2011 from December 31, 2010.

STOCKHOLDERS’ EQUITY. Total stockholders’ equity at March 31, 2011 was $86.8 million, an increase of $874,000, or 1.0%, from $85.9 million at December 31, 2010. The increase in stockholders’ equity was a result of net income of $1.4 million for the three months ended March 31, 2011. In addition, there was a decrease in accumulated other comprehensive loss of $320,000 at March 31, 2011 resulting from an increase in the market value of mortgage-backed and investment securities and the change in the unrealized loss on pension benefits. The recognition of other-than-temporary impairment through current quarter earnings on certain investment securities resulted in a decrease in the net unrealized loss on our available for sale securities.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders. Stockholders were paid a quarterly dividend during the first quarter of 2011 of $0.12 per share resulting in a reduction in stockholders’ equity of $859,000.

ANALYSIS OF NET INTEREST INCOME
Oneida Savings Bank’s principal business has historically consisted of offering savings accounts and other deposits to the general public and using the funds from such deposits to make loans secured by residential and commercial real estate, as well as consumer and commercial business loans. Oneida Savings Bank also invests a significant portion of its assets in investment securities and mortgage-backed securities both of which have classifications of available for sale and held to maturity. Our results of operations depends primarily upon net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as the changing interest rates when differences exist in the repricing of assets or liabilities

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance. Non-accrual loans and investments have been included in the average balances.

Index

TABLE 1. Average Balance Sheet.

	Three Months Ended March 31,						Twelve Months Ended Dec. 31,
		2011			2010			2010
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
Assets	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning Assets:	( Dollars in Thousands)

Loans Receivable	$286,686	$3,931	5.48%	$298,892	$4,318	5.78%	$293,711	$16,791	5.72%
Investment and Mortgage-Backed
Securities	260,616	1,998	3.07%	167,730	1,438	3.43%	202,742	6,648	3.28%
Federal Funds	26,899	8	0.12%	31,249	7	0.09%	31,919	39	0.12%
Equity Securities	7,434	62	3.34%	7,625	74	3.88%	7,385	302	4.09%
Total Interest-earning Assets	581,635	5,999	4.13%	505,496	5,837	4.62%	535,757	23,780	4.44%
Non interest-earning Assets:
Cash and due from banks	11,737			11,905			11,108
Other assets	74,266			78,283			77,013
Total assets	$667,638			$595,684			$623,878
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$180,262	$331	0.74%	$146,238	$378	1.05%	$158,842	$1,465	0.92%
Savings Accounts	92,412	104	0.46%	86,022	125	0.59%	87,483	508	0.58%
Interest-bearing Checking	69,478	23	0.13%	51,599	27	0.21%	55,853	106	0.19%
Time Deposits	151,336	570	1.53%	154,596	697	1.83%	152,734	2,606	1.71%
Borrowings	12,000	131	4.43%	27,403	329	4.87%	21,072	996	4.73%
Notes Payable	4	1	N/M	-	-	-	-	-	-
Total Interest-bearing Liabilities	505,492	1,160	0.91%	465,858	1,556	1.35%	475,984	5,681	1.19%
Non-interest-bearing Liabilities:
Demand deposits	63,488			59,996			63,798
Other liabilities	11,912			10,315			10,928
Total liabilities	$580,892			$536,169			$550,710
Stockholders’ equity	86,746			59,515			73,168
Total liabilities and stockholders’ equity	$667,638			$595,684			$623,878

Net Interest Income		$4,839			$4,281			$18,099

Net Interest Spread			3.22%			3.26%			3.25%
	$76,143			$39,638			$59,773
Net yield on average
Interest-earning assets		3.33%			3.39%			3.38%
Average interest-earning
assets to average
Interest-bearing liabilities		115.06%			108.51%			112.56%

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2011 was $1.4 million compared to $627,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, basic net income per share was $0.20 as compared with basic net income per share of $0.09 for the three months ended March 31, 2010. The increase in net income is primarily the result of an increase in net interest income, an increase in net investment gains and an increase in non-interest income. These increases in income were partially offset by an increase in non-interest expenses and an increase in income tax provisions during the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.

Net income from operations, excluding noncash investment securities charges of $226,000, net of $50,000 income taxes, was $1.2 million. Non-cash investment securities charges consisted of impairment charges of $204,000 incurred on eight trust preferred securities offset by the non-cash increase to earnings of $430,000 recognized in connection with the increase in market value of our trading securities, net of $50,000 in income taxes, for a net non-cash reduction of $176,000.

Index

This compares to net income from operations for the same period in 2010 of $1.3 million. Net income excluding the non-cash charges and benefits to earnings decreased due primarily to a decrease in investment gains and an increase in non-interest expense partially offset by an increase in net interest income, an increase in non-interest income and a decrease in the provision for income taxes. The table below summarizes the Company’s operating results excluding these cumulative non-cash charges related to the change in fair value of trading securities and the non-cash impairment charges recorded as net investment losses in each period.

Reported Results
(including non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)
	Quarter Ending	Quarter Ending
	March 31,	March 31,
	2011	2010
Net interest income	$4,839	$4,281
Provision for loan losses	400	400
Investment (losses)	(224)	(681)
Change in fair value of investments	430	139
Non-interest income	6,037	5,828
Non-interest expense	8,805	8,279
Income tax provision	400	196
Net income	1,477	692
Income attributable to noncontrolling interest	(64)	(65)
Net income attributable to Oneida
Financial Corp.	$1,413	$627

Net income per diluted share	$0.20	$0.09

Operating Results / Non-GAAP
(excluding non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Quarter Ending	Quarter Ending
	March 31,	March 31,
	2011	2010
Net interest income	$4,839	$4,281
Provision for loan losses	400	400
Investment (losses) gains	(20)	309
Non-interest income	6,037	5,828
Non-interest expense	8,805	8,279
Income tax provision	350	398
Net income	1,301	1,341
Income attributable to noncontrolling interest	(64)	(65)
Net income attributable to Oneida
Financial Corp.	$1,237	$1,276

Net income per diluted share	$0.18	$0.18

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

Interest and Dividend Income. Interest and dividend income increased by $162,000, or 2.8%, to $6.0 million for the three months ended March 31, 2011 from $5.8 million for the three months ended March 31, 2010. Interest and fees on loans decreased by $387,000 for the three months ended March 31, 2011 as compared with the same period in 2010. Interest and dividend income on mortgage-backed and other investment securities increased $560,000 to $2.0 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010. Interest income earned on federal funds sold increased $1,000 during the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.

Index

The decrease in income on loans resulted from a decrease of 30 basis points in the average yield on loans to 5.48% from 5.78% and a decrease of $12.2 million in the average balance of loans to $286.7 million in the first quarter of 2011 from $298.9 million in the first quarter of 2010. At March 31, 2011, net loans receivable were $283.3 million as compared with $293.0 million at March 31, 2010, a decrease of 3.3%. The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower interest rates earned on new loans and variable rate loans.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $92.9 million in the average balance of investment and mortgage-backed securities to $260.6 million during the first quarter of 2011 from $167.7 million during the first quarter of 2010 partially offset by a decrease of 36 basis points in the average yield earned to 3.07% from 3.43%. The decrease in average yield is the result of lower market interest rates. The increase in the average balance of investment and mortgage-backed securities is the result of purchases of securities required to collateralize the increased balances of municipal deposits as well as the investment of proceeds received as part of our second step conversion that took place in July 2010.

Interest income on federal funds sold increased as a result of an increase in the average yield partially offset by a decrease of $4.3 million in the average balance of federal funds sold to $26.9 million during the first quarter of 2011 as compared with $31.2 million during the three months ended March 31, 2010.

Income from equity securities decreased $12,000 due to a decrease in the average yield of 54 basis points as well as a decrease of $191,000 in the average balance from $7.6 million for the three months ended March 31, 2010 to $7.4 million for the three months ended March 31, 2011. The decrease in the average balance was the result of sales of certain preferred equity securities during the quarter ended March 31, 2011.

Interest Expense. Interest expense decreased $396,000, or 25.4%, to $1.2 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the first quarter of 2011 of $199,000, decreasing to $1.0 million from $1.2 million during the first quarter of 2010. In addition, borrowing expense decreased to $131,000 for the three months ended March 31, 2011 compared with $329,000 for the three months ended March 31, 2010.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $58.3 million, or 20.5%, to $342.2 million at an average cost of 0.54% during the first quarter of 2011 from $283.9 million at an average cost of 0.76% during the first quarter of 2010. During the same period the average balance of time deposits decreased $3.3 million, or 2.1%, to $151.3 million in the first quarter of 2011 from $154.6 million during the first quarter of 2010 and the average rate paid on time deposits decreased 30 basis points.

The decrease in borrowing expense for the first quarter 2011 as compared to the first quarter 2010 was due to a decrease in the average balance of borrowings outstanding in the March 31, 2011 period to $12.0 million as compared with $27.4 million during the March 31, 2010 period as well as a 44 basis point decrease in the average rate paid on borrowed funds to 4.43% for the 2011 period. The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2010.

Provision for Loan Losses. The total provision for loan losses was $400,000 for both the three months ended March 31, 2011 and 2010. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the first quarter 2011 is primarily the result of a specific reserve established on a previously identified problem loan relationship. Loans individually evaluated for impairment totaled $3.4 million at March 31, 2011 and had an allocated allowance for loan loss reserve of $2.4 million. Loans individually evaluated for impairment at December 31, 2010 totaled $3.4 million and had an allocated allowance for loan loss of $2.1 million.

Nonperforming loans totaled $4.1 million or 1.41% of total loans at March 31, 2011 compared with $317,000 or 0.11% of total loans at March 31, 2010. The increase in nonperforming loans from March 31, 2010 to March 31, 2011 was

Index

primarily attributable to the two impaired lending relationships. Net charge-off activity for the three months ended March 31, 2011 was $35,000 as compared with $1,000 in net charge-offs during the three months ended March 31, 2010. The balance of the allowance for loan losses was $4.6 million or 1.64% of loans receivable at March 31, 2011 compared with $3.3 million or 1.13% of loans receivable at March 31, 2010.

Investment Gains (losses): Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement. For the three months ended March 31, 2011 the market value of our trading securities increased $430,000 as compared with an increase of $139,000 in the 2010 period. The increase in market value of the Company’s trading securities in the 2011 period is reflective of the increase in broader equity markets during the period.

Net impairment losses for the three months ended March 31, 2011 were $204,000 as compared with net impairment losses of $990,000 during three months ended March 31, 2010. The net investment losses were the result of non-cash impairment charges recorded for eight trust preferred securities which were determined to be other-than-temporarily impaired. The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. See Footnote E Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

During the first quarter of 2011 the Company realized $20,000 of investment losses, this compares with realized gains of $309,000 during the three months ended March 31, 2010.

Non-Interest Income. Non-interest income increased by $209,000, or 3.6%, to $6.0 million for the three months ended March 31, 2011 from $5.8 million for the three months ended March 31, 2010.

Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $283,000, or 6.1%, to $4.9 million during the three months ended March 31, 2011 as compared with $4.7 million during the three months ended March 31, 2010. Insurance subsidiary revenue of Bailey & Haskell Associates was $3.2 million for the three months ended March 31, 2011 as compared with $3.0 million during the three months March 31, 2010. Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.4 million for the three months ended March 31, 2011 as compared with $1.4 million during the first quarter of 2010. Risk management activities of Workplace Health Solutions generated $302,000 of revenue for the three months ended March 31, 2011 as compared with $201,000 in revenue during the same period of 2010. The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.

Deposit account service fees decreased slightly to $601,000 during the three months ended March 31, 2011 from $622,000 during the three months ended March 31, 2010. The combination of fee reductions and the higher account balances currently maintained resulted in the decrease in deposit service fee revenue.

We also experienced a decrease in income from the sale and servicing of fixed-rate residential real estate loans. The decrease is primarily the result of a decrease in the volume of loan sale activity in the first quarter of 2011 as compared with higher level of activity in the first quarter of 2010. Income from the sale and servicing of fixed-rate residential real estate loans was $121,000 during the three months ended March 31, 2011 compared with $143,000 during the three months ended March 31, 2010.

Non-Interest Expense. Non-interest expense increased by $526,000, or 6.4%, to $8.8 million for the three months ended March 31, 2011 from $8.3 million for the three months ended March 31, 2010. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2011 was $5.6 million, an increase of $350,000, or 6.7%, as compared with compensation expense of $5.2 million during the first quarter of 2010. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Index

Building occupancy and equipment expense decreased $60,000, or 4.7%, to $1.2 million for the three months ended March 31, 2011 as compared to $1.3 million during the three months ended March 31, 2010.

Other operating expenses increased $236,000, or 13.3%, to $2,0 million for the three months ended March 31, 2011 as compared to $1.8 million during the three months ended March 31, 2010.

Provision for Income Taxes. Provision for income taxes was $400,000 for the three months ended March 31, 2011, an increase of $204,000 from the first quarter 2010 income tax provision recorded of $196,000. The increase in income tax provision reflects the increase in net income for the three months ended March 31, 2011. The effective tax rate was 21.3% during the first three months of 2011 as compared with an effective tax rate of 22.1% for the same time period in 2010.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2011, loan originations totaled $18.8 million compared to $18.4 million during the first quarter of 2010. The purchases of securities available for sale totaled $24.0 million during the first quarter of 2011 as compared to $31.4 million during the first quarter of 2010. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2011 the Company had outstanding commitments to originate loans of approximately $6.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $2.0 million at March 31, 2011.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable.

Unused lines of credit amounted to $49.3 million at March 31, 2011 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2011 the total of cash, interest-earnings demand accounts and federal funds sold was $50.1 million.

Index

At March 31, 2011, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2011:
Total Capital
(to Risk Weighted Assets)	$63,084	15.44%	$32,696	8%	$40,870	10%
Tier I Capital
(to Risk Weighted Assets)	$58,444	14.30%	$16,348	4%	$24,522	6%
Tier I Capital
(to Average Assets)	$58,444	9.12%	$25,637	4%	$32,046	5%

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)	$61,964	15.15%	$32,714	8%	$40,893	10%
Tier I Capital
(to Risk Weighted Assets)	$57,687	14.11%	$16,357	4%	$24,536	6%
Tier I Capital
(to Average Assets)	$57,687	9.17%	$25,155	4%	$31,444	5%

Index

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2011 and 2010 (unaudited)

(Annualized where appropriate)	Three Months Ending
	March 31,
	2011	2010
Performance Ratios:
Return on average assets	0.85%	0.42%
Return on average equity	6.52%	4.21%
Return on average tangible equity	9.08%	7.22%
Interest rate spread	3.22%	3.26%
Net interest margin	3.33%	3.39%
Efficiency Ratio	80.01%	82.54%
Non-interest income to average total assets	3.62%	3.91%
Non-interest expense to average total assets	5.28%	5.60%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.06%	108.51%

Asset Quality Ratios:
Non-performing assets to total assets	1.16%	0.90%
Non-performing loans to total loans	1.41%	0.11%
Net charge-offs to average loans	0.01%	0.00%
Allowance for loan losses to non-performing loans	114.45%	1,041.01%
Allowance for loan losses to loans receivable	1.64%	1.13%

Capital Ratios:
Average equity to average total assets	12.99%	9.99%
Equity to total assets (end of period)	12.70%	10.01%
Tangible equity to tangible assets (end of period)	9.36%	6.10%

Index

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios. Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2011, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report to Stockholders. There has been no material change in the Company’s interest rate risk profile since December 31, 2010.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(3) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

ONEIDA FINANCIAL CORP.
AND SUBSIDIARIES

Part II – Other Information

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Index

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

Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: May 16, 2011	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer