Form 10-Q
period 2011-06-30
Oneida Financial Corp.
filed 2011-08-15
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________  to ____________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,162,273 shares of the Registrant’s common stock outstanding as of August 1, 2011.

ONEIDA FINANCIAL CORP.
INDEX

Index

PART I.                      FINANCIAL INFORMATION
    Item I.    Financial Statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2011 (unaudited) and December 31, 2010 (unaudited)

	At June 30,	At December 31,
	2011	2010
ASSETS	(in thousands, except share data)
Cash and due from banks	$11,069	$15,608
Federal funds sold	9,358	18,133

TOTAL CASH AND CASH EQUIVALENTS	20,427	33,741
Trading securities	7,635	7,691
Securities, available for sale	207,962	227,478
Securities, held to maturity (fair value $57,814
and $25,070 respectively)	56,325	24,143

Mortgage loans held for sale	283	857

Loans receivable	283,964	286,850
Allowance for loan losses	(3,070)	(4,276)

LOANS RECEIVABLE, NET	280,894	282,574

Federal Home Loan Bank stock	2,168	2,109
Bank premises and equipment, net	20,055	19,903
Accrued interest receivable	2,488	2,455
Bank owned life insurance	16,609	16,332
Other assets	18,166	19,777
Goodwill	23,983	23,301
Other intangible assets	1,156	1,218
TOTAL ASSETS	$658,151	$661,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$478,360	$486,985
Non-interest bearing deposits	67,340	65,179
Borrowings	12,000	12,000
Other liabilities	9,703	11,495
TOTAL LIABILITIES	567,403	575,659
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	-	-
Common stock ($.01 par value; 30,000,000 shares authorized
7,164,794 issued)	72	72
Additional paid-in capital	45,642	45,636
Retained earnings	46,206	44,816
Accumulated other comprehensive loss	(2,841)	(6,198)
Treasury stock (at cost, 2,521 and 2,521 shares)	(20)	(20)
Unallocated ESOP	(870)	(946)

Total Oneida Financial Corp stockholders’ equity	88,189	83,360
Noncontrolling interest	2,559	2,560

TOTAL STOCKHOLDERS’ EQUITY	90,748	85,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,151	$661,579

The accompanying notes are an integral part of the consolidated financial statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except share and per share data)

INTEREST INCOME:
Interest and fees on loans	$3,852	$4,183	$7,783	$8,501
Interest on investment securities	2,117	1,654	4,115	3,092
Dividends on equity securities	60	78	122	152
Interest on federal funds sold and
interest-earning deposits	5	9	13	17
Total interest and dividend income	6,034	5,924	12,033	11,762
INTEREST EXPENSE:
Core deposits	349	538	806	1,069
Time deposits	537	659	1,108	1,357
Borrowings	133	279	263	607
Note payable	2	-	4	-
Total interest expense	1,021	1,476	2,181	3,033
NET INTEREST INCOME	5,013	4,448	9,852	8,729
Less: Provision for loan losses	550	300	950	700
Net interest income after provision for loan losses	4,463	4,148	8,902	8,029
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	(108)	(61)	(286)	(1,051)
Portion of loss recognized in OCI (before taxes)	27	-	-	-
Net impairment losses	(81)	(61)	(286)	(1,051)
Net gains on sale of securities, net	97	442	78	751
Changes in fair value of trading securities	393	(863)	823	(724)
Total investment gains (losses)	409	(482)	615	(1,024)
NON-INTEREST INCOME:
Commissions and fees on sales of
non-banking products	5,084	4,435	10,029	9,097
Other operating income	1,222	1,271	2,314	2,438
Total non-interest income	6,306	5,706	12,343	11,535
NON-INTEREST EXPENSES:
Compensation and employee benefits	5,793	5,196	11,380	10,433
Occupancy expenses, net	1,204	1,251	2,418	2,525
Other operating expense	1,784	1,815	3,788	3,583
Total non-interest expenses	8,781	8,262	17,586	16,541
INCOME BEFORE INCOME TAXES	2,397	1,110	4,274	1,999
Provision for income taxes	637	233	1,037	429
NET INCOME	1,760	877	3,237	1,570
Less: net income attributable to noncontrolling interest	64	63	128	128
NET INCOME attributable
to Oneida Financial Corp.	$1,696	$814	$3,109	$1,442
EARNINGS PER SHARE – BASIC	$0.24	$0.11	$0.44	$0.20
EARNINGS PER SHARE – DILUTED	$0.24	$0.11	$0.44	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Net income	$1,760	$877	$3,237	$1,570

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized gains (losses) on securities
arising during period	(75)	56	(103)	350
Reclassification adjustment for
losses included in net income	81	61	286	1,051
Net unrealized gains (losses)	6	117	183	1,401
Income tax effect	(2)	(47)	(73)	(560)
	4	70	110	841
Securities available for sale:
Unrealized gains on securities
arising during period	5,120	1,279	5,430	1,446
Reclassification adjustment for
losses (gains) included in net income	(97)	(442)	(78)	(751)
Net unrealized gains	5,023	837	5,352	695
Income tax effect	(2,009)	(334)	(2,141)	(278)
	3,014	503	3,211	417
Unrealized holding gains on securities.
net of tax	3,018	573	3,321	1,258

Change in unrealized loss on pension benefits	31	32	61	64
Income tax effect	(13)	(13)	(24)	(26)
	18	19	36	38

Other comprehensive gain , net of tax	3,036	592	3,357	1,296

Comprehensive Income	4,796	1,469	6,594	2,866
Comprehensive income attributable to the
Noncontrolling interest	(64)	(63)	(128)	(128)

Comprehensive income attributable to
Oneida Financial Corp.	$4,732	$1,406	$6,466	$2,738

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 (unaudited)

			Additional		Accumulated Other		Common Stock Employee	Total Equity Attributable To Oneida
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stock Plans	Financial	Non-controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)

Balance as of January 1, 2011	7,164,794	$72	$45,636	$44,816	$(6,198)	$(20)	$(946)	$83,360	$2,560	$85,920
Net income	-	-	-	3,109	-	-	-	3,109	128	3,237
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	(128)	(128)
Other comprehensive income,
net of tax	-	-	-	-	3,357	-	-	3,357	-	3,357
Common stock dividends: $0.24 per share	-	-	-	(1,719)	-	-	-	(1,719)	-	(1,719)
Shares issued under ESOP plans	-	-	6	-	-	-	76	82	-	82
Stock issued	-	-	-	-	-	-	-	-	(1)	(1)

Balance as of June 30, 2011	7,164,794	$72	$45,642	$46,206	$(2,841)	$(20)	$(870)	$88,189	$2,559	$90,748

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:	(in thousands)
Net income	$3,237	$1,570
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	893	995
Amortization of premiums/discounts on securities, net	364	170
Net change in fair value of trading securities	(823)	724
Provision for loan losses	950	700
Loss on disposal of premises and equipment	-	15
Loss on sale of foreclosed property	80	4
Stock compensation earned	-	103
Loss on impairment of securities	286	1,051
ESOP share earned	82	-
Gain on sale of securities, net	(78)	(751)
Gain on sale of loans, net	(127)	(153)
Income tax payable	(430)	(633)
Accrued interest receivable	(33)	180
Other assets	7	437
Other liabilities	(2,091)	(3,645)
Earnings on bank owned life insurance	(277)	(291)
Origination of loans held for sale	(6,811)	(13,824)
Proceeds from sales of loans	7,512	13,078

Net cash provided by (used in) operating activities	2,741	(270)

Investing Activities:
Purchase of securities available for sale	(27,512)	(97,163)
Proceeds from sale of securities available for sale	27,403	18,988
Maturities and calls of securities available for sale	18,412	16,242
Principal collected on securities available for sale	6,264	11,483
Purchase of securities held to maturity	(35,025)	-
Maturities and call of securities held to maturity	1,027	14,016
Principal collected on securities held to maturity	1,760	2,136
Proceeds from sale of trading securities	845	-
Purchase of FHLB stock	(384)	(146)
Redemption of FHLB stock	325	429
Net decrease in loans	243	4,531
Purchase of bank premises and equipment	(847)	(986)
Proceeds from the sale of foreclosed property	202	38
Purchase of employee benefits company	(94)	(117)
Purchase of insurance company	(362)	-

Net cash used in investing activities	(7,743)	(30,549)

Financing Activities:
Net (decrease) increase in demand deposit, savings,
money market, super now and escrow	(1,037)	35,835
Net decrease in time deposits	(5,427)	(3,881)
Dividends on preferred stock of subsidiary held by minority interest	(128)	(128)
Proceeds from borrowings	-	110
Repayment of borrowings	-	(7,610)
Cash dividends	(1,719)	(844)
Stock issued/repurchase – noncontrolling interest	(1)	1
Exercise of stock options (using treasury stock)	-	170
Purchase of treasury stock	-	(136)

Net cash (used in) provided by financing activities	(8,312)	23,517
Decrease in cash and cash equivalents	(13,314)	(7,302)
Cash and cash equivalents at beginning of period	33,741	39,537
Cash and cash equivalents at end of period	$20,427	$32,235

Supplemental disclosures of cash flow information:
Cash paid for interest	2,188	3,053
Cash paid for income taxes	1,465	1,060

Supplemental noncash disclosures:
Transfer of loans to other real estate	487	241
Dividends declared and unpaid	860	423
Notes payable issued in connection with acquisition	362	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011
Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be achieved for the remainder of 2011.  On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form (the “Conversion”).  At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank.  Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation.  As a result of the second-step conversion, all share and per share information have been restated giving retroactive recognition to the second-step conversion ratio of 0.9136.  See Note H for more information.

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

Earnings per common share have been computed based on the following for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income attributable to Oneida Financial Corp.	$1,696,050	$814,452	$3,109,037	$1,441,537
Net earnings allocated to participating securities	-	(2,613)	-	(6,267)
Net earnings allocated to common stock	$1,696,050	$811,839	$3,109,037	$1,435,270
Note B – Earnings per Share (Continued)

Basic
Distributed earnings allocated to common stock	$859,775	$422,158	$1,719,248	$1,261,908
Undistributed earnings allocated
to common stock	836,275	389,681	1,389,789	173,362
Net earnings allocated to common stock	$1,696,050	$811,839	$3,109,037	$1,435,270

Weighted average common shares outstanding
including shares considered participating securities	7,048,950	7,164,682	7,046,616	7,158,104
Less: Average participating securities	-	(14,973)	-	(14,973)
Weighted average shares	7,048,950	7,149,709	7,046,616	7,143,131

Basic earnings per share	$0.24	$0.11	$0.44	$0.20

Diluted
Net earnings allocated to common stock	$1,696,050	$811,839	$3,109,037	$1,435,270

Weighted average common shares outstanding
for basic earnings per common share	7,048,950	7,149,709	7,046,616	7,143,131
Add: Dilutive effects of assumed
exercise of stock options	-	-	-	-
Weighted average shares and dilutive
potential common shares	7,048,950	7,149,709	7,046,616	7,143,131

Diluted earnings per common share	$0.24	$0.11	$0.44	$0.20

Index

There were no stock options considered in computing diluted earnings per common share for 2011 and 2010 as all options expired April 25, 2010.  Dividends of $5,904 as of June 30, 2010 were declared on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C – Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$53,118	$206	$(60)	$53,264
Corporate	25,119	454	(920)	24,653
Trust preferred securities	6,613	-	(3,006)	3,607
State and municipal	43,277	885	(276)	43,886
Small business administration	2,888	9	(28)	2,869
	$131,015	$1,554	$(4,290)	$128,279
Mortgage-Backed Securities
Fannie Mae	$37,981	$699	$(71)	$38,609
Freddie Mac	12,695	266	(1)	12,960
Government National Mortgage Assoc.	25,432	453	(112)	25,773
Collateralized Mortgage Obligations	2,442	20	(121)	2,341
	$78,550	$1,438	$(305)	$79,683
Total available-for-sale	$209,565	$2,992	$(4,595)	$207,962

Index

 Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$19,623	$224	$-	$19,847
State and municipal	8,211	705	-	8,916
Small business administration	621	-	-	621
	$28,455	$929	$-	$29,384
Mortgage-Backed Securities
Fannie Mae	$16,066	$320	$-	$16,386
Freddie Mac	5,300	99	-	5,399
Government National Mortgage Assoc.	6,504	141	-	6,645
	$27,870	$560	$-	$28,430
Total held-to-maturity	$56,325	$1,489	$-	$57,814

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$70,214	$136	$(1,205)	$69,145
Corporate	25,139	157	(1,043)	24,253
Trust preferred securities	6,858	-	(3,454)	3,404
State and municipal	50,249	529	(1,708)	49,070
Small business administration	3,027	-	(91)	2,936
	$155,487	$822	$(7,501)	$148,808
Mortgage-Backed Securities
Fannie Mae	$38,331	$288	$(511)	$38,108
Freddie Mac	14,928	173	(151)	14,950
Government National Mortgage Assoc.	22,164	277	(307)	22,134
Collateralized Mortgage Obligations	3,701	9	(232)	3,478
	$79,124	$747	$(1,201)	$78,670
Total available-for-sale	$234,611	$1,569	$(8,702)	$227,478

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$3,998	$140	$-	$4,138
State and municipal	8,270	484	-	8,754
Small business administration	663	-	-	663
	$12,931	$624	$-	$13,555
Mortgage-Backed Securities
Fannie Mae	$5,567	$177	$-	$5,744
Freddie Mac	1,306	27	-	1,333
Government National Mortgage Assoc.	4,339	99	-	4,438
	$11,212	$303	$-	$11,515
Total held-to-maturity	$24,143	$927	$-	$25,070

The amortized cost and fair value of the investment securities portfolio at June 30, 2011 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$8,652	$8,662	$7	$7
After one year through five years	15,042	15,303	5,096	5,322
After five years through ten years	56,126	57,045	11,706	12,080
After ten years	51,195	47,269	11,646	11,975
Total	$131,015	$128,279	$28,455	$29,384

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Sales of securities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Proceeds	$21,724	$10,648	$27,403	$18,988
Gross Gains	$376	$442	$382	$751
Gross Losses	$(279)	$-	$(304)	$-

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months			Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency	$11,940	$(60)	$	- $	-	$11,940	$(60)
Corporate	8,461	(38)		1,609	(882)	10,070	(920)
Trust preferred securities	-	-		3,607	(3,006)	3,607	(3,006)
State and municipal	12,278	(276)		-	-	12,278	(276)
Small business administration	1,878	(28)		-	-	1,878	(28)
Fannie Mae	5,575	(71)		-	-	5,575	(71)
Freddie Mac	2,466	(1)		-	-	2,466	(1)
Government National Mortgage Assoc.	5,913	(112)		-	-	5,913	(112)
Collateralized mortgage obligations	-	-		1,697	(121)	1,697	(121)

Total securities available-for-sale in
an unrealized loss position	$48,511	$(586)		$6,913	$(4,009)	$55,424	$(4,595)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Value

U.S. Agency	$50,289	$(1,205)	$-	$-	$50,289	$(1,205)
Corporate	9,033	(97)	4,043	(946)	13,076	(1,043)
Trust preferred securities	-	-	3,404	(3,454)	3,404	(3,454)
State and municipals	32,162	(1,708)	-	-	32,162	(1,708)
Small business administration	2,930	(91)	-	-	2,930	(91)
Fannie Mae	22,786	(511)	-	-	22,786	(511)
Freddie Mac	10,256	(151)	-	-	10,256	(151)
Ginnie Mae	11,531	(307)	-	-	11,531	(307)
Collateralized mortgage obligations	-	-	2,746	(232)	2,746	(232)
Total securities available-for-sale in
an unrealized loss position	$138,987	$(4,070)	$10,193	$(4,632)	$149,180	$(8,702)

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

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

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

As of June 30, 2011, the Company’s security portfolio consisted of 368 securities, 66 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and local municipalities, and corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At June 30, 2011, of the twenty-six U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale and held-to-maturity portfolios, there were no securities that were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at June 30, 2011 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

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

At June 30, 2011, of the two non-agency collateralized mortgage obligations in an unrealized loss position; all were in a continuous unrealized loss position of 12 months or more. All were rated above investment grade at time of purchase.  Both are currently rated below investment grade.  We have assessed these securities in an unrealized loss position at June 30, 2011 and determined that the decline in fair value was other than temporary.  The Bank currently has two obligations totaling $1.8 million that based on expected cash flows, delinquencies and credit support the Company has considered impaired.  The unrealized losses at June 30, 2011 and December 31, 2010 were $70,000 and $144,000 respectively.  The securities were in a gross loss position of $121,000 of which $51,000 was recorded as expense for the three and six months ended June 30, 2011. These securities remain available for sale at June 30, 2011.

Corporate Debt and Municipal Securities

At June 30, 2011, of the twenty-nine corporate debt and municipal securities in an unrealized loss position, one was in a continuous unrealized loss position of 12 months or more.  We have assessed this security and determined that the decline in fair value was temporary.  In making this determination, we considered the period of time the security was in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell this security and it is not more likely than not that we will be required to sell this security before the recovery of their amortized cost basis, which may be at maturity.  The securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor.  The current rate on the security is 1.39%.  The unrealized loss at June 30, 2011 and December 31, 2010 was $882,000 and $914,000 respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The security is paying as agreed.

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Trust Preferred Securities

The Company currently has $6.6 million invested in nine trust preferred securities as of June 30, 2011 whose unrealized losses have been in a continuous loss position exceeding 12 months or more.  All of the trust preferred securities are pooled issuances. Of the $6.6 million, $3.1 million have variable rates of interest.  All of the securities are on nonaccrual as of June 30, 2011.  The unrealized losses at June 30, 2011 and December 31, 2010 on the nine securities totaled $3.0 million and $3.5 million respectively.

The following table provides detailed information related to the trust preferred securities held as of June 30, 2011:

Description	Class	Book Value (2)	Fair Value	Unrealized Loss	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks and Insurance Companies Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral
(Dollars In thousands)
Preferred Term Ltd.	Mezz	$819	$616	$(203)	$(337)	Ca	14	42.76%	28.21%	-43.97%
Preferred Term Ltd.	Mezz	1,638	1,182	(456)	(683)	Ca	14	42.76%	28.21%	-43.97%
Preferred Term Ltd.	Mezz	1,092	789	(303)	(456)	Ca	14	42.76%	28.21%	-43.97%
Preferred Term X	B-3	813	390	(423)	(1,163)	C	33	46.56%	10.42%	-69.31%
Preferred Term XV	B-2	634	189	(445)	(366)	C	51	35.38%	20.01%	-41.17%
Preferred Term XV	B-3	641	191	(450)	(359)	C	51	35.38%	20.01%	-41.17%
Preferred Term XXVI	C-1	673	183	(490)	(312)	C	49	27.74%	14.48%	-20.78%
Preferred Term XXVI	D-1	-	-	-	(497)	N/R	49	27.74%	14.48%	-30.33%
MMCF IX	B-2	303	67	(236)	(653)	Caa3	19	42.32%	23.49%	-60.80%
		$6,613	$3,607	$(3,006)	$(4,826)

(1)  The table represents ratings information as of June 30, 2011.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of June 30, 2011.

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

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

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

Significant inputs at June 30, 2011
Annual prepayment	1% annually
Projected severity of loss on current defaults	85% - 100%

Projected severity of loss on current deferrals	0% - 100%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults thereafter	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	4.87% - 9.91%
Present value discount rates for fair value	15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.   The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.   Upon completion of the June 30, 2011 analysis, our model indicated other-than temporary impairment on two of these securities for the quarter ended June 30, 2011, which resulted from management projecting additional defaults and deferrals during the period.

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Two of the eight securities had OTTI losses of $235,000 during 2011 of which $30,000 was recorded as expense during the three months ended June 30, 2011.  These eight securities remain classified as available-for-sale at June 30, 2011.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the six months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Beginning Balance	$5,740	$3,317
Credit loss for which other-than-temporary impairment
was not previously recognized	51
Additional credit loss for which other-than-temporary impairment
was previously recognized	235	1,051
Ending Balance	$6,026	$4,368

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

Note D – Loans Receivable

The components of loans receivable at June 30, 2011 and December 31, 2010 are as follows:
	June 30, 2011	December 31, 2010
	(In thousands)
Residential mortgages	$87,825	$90,033
Home equity loans	42,868	42,122
Consumer loans	34,994	35,879
Commercial real estate	80,890	77,851
Commercial loans	37,387	40,965
	283,964	286,850
Allowance for loan losses	(3,070)	(4,276)
Net loans	$280,894	$282,574

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

Index

Note D – Loans Receivable (Continued)

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

The following table sets forth the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

Index

Note D – Loans Receivable (Continued)

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,649 $	930	$330	$259	$473	$4,641
Charge-offs	(2,019)	(80)	(48)	(4)	-	(2,151)
Recoveries	3	-	26	1	-	30
Provision for loan losses	25	477	48	9	(9)	550
Ending balance	$658	$1,327	$356	$265	$464	$3,070

For the Six Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,668 $	576	$337	$264	$431	$4,276
Charge-offs	(2,038)	(80)	(88)	(4)	-	(2,210)
Recoveries	5	2	45	2	-	54
Provision for loan losses	23	829	62	3	33	950
Ending balance	$658	$1,327	$356	$265	$464	$3,070

Ending balance attributable to loans:
Individually evaluated
for impairment	$109	$773	$-	$-	$-	$882
Collectively evaluated
for impairment	549	554	356	265	464	2,188
Total	$658	$1,327	$356	$265	$464	$3,070
Loans:
Individually evaluated
for impairment	$212	$1,383	$-	$-	$-	$1,595
Collectively evaluated
for impairment	37,175	79,507	34,994	42,868	87,825	282,369
Total	$37,387	$80,890	$34,994	$42,868	$87,825	$283,964

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,770	$573	$402	$191	$364	$3,300
Charge-offs	(57)	-	(66)	(88)	(4)	(215)
Recoveries	52	1	14	-	-	67
Provision for loan losses	206	(46)	22	62	56	300
Ending balance	$1,971	$528	$372	$165	$416	$3,452

For the Six Months Ended
June 30, 2010

Beginning balance	$1,259	$635	$431	$191	$385	$2,901
Charge-offs	(57)	-	(101)	(134)	(4)	(296)
Recoveries	68	2	77	-	-	147
Provision for loan losses	701	(109)	(35)	108	35	700
Ending balance	$1,971	$528	$372	$165	$416	$3,452

Ending balance attributable to loans:
Individually evaluated
for impairment	$1,323	$-	$-	$-	$-	$1,323
Collectively evaluated
for impairment	648	528	372	165	416	2,129
Total	$1,971	$528	$372	$165	$416	$3,452

Note D– Loans Receivable (Continued)

December 31, 2010
Ending balance attributable to loans:
Individually evaluated
for impairment	$2,043	$98	$-	$-	$-	$2,141
Collectively evaluated
for impairment	625	478	337	264	431	2,135
Total	$2,668	$576	$337	$264	$431	$4,276
Loans:
Individually evaluated
for impairment	$2,043	$1,383	$-	$-	$-	$3,426
Collectively evaluated
for impairment	38,922	76,468	35,879	42,122	90,033	283,424
Total	$40,965	$77,851	$35,879	$42,122	$90,033	$286,850

Index

The following table presents loans individually evaluated for impairment by segment of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-
Commercial loans		-	-
Consumer loans	-	-	-
Home equity	-	-	-
Residential mortgages	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	1,383	773
Commercial loans	212	212	109
Consumer loans	-	-	-
Home equity	-	-	-
Residential mortgages	-	-	-
Total	$1,595	$1,595	$882

December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-
Commercial loans	-	-	-
Consumer loans	-	-	-
Home equity	-	-	-
Residential mortgages	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	1,383	98
Commercial loans	2,043	2,043	2,043
Consumer loans	-	-	-
Home equity	-	-	-
Residential mortgages	-	-	-
Total	$3,426	$3,426	$2,141

Index

Note D – Loans Receivable (Continued)

The following table presents the average recorded investment and cash basis interest income recognized by segment of loans for loans individually evaluated for impairment for the three and six months ended June 30, 2011 and 2010:

Three Months Ended
	June 30, 2011		June 30, 2010
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-
Home equity	-	-	-	-
Residential mortgages	-	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	-	-	-
Commercial loans	1,446	-	2,171	-
Consumer loans	-	-	-	-
Home equity	-	-	-	-
Residential mortgages	-	-	-	-
Total	$2,829	$-	$2,171	-

Six Months Ended
	June 30, 2011		June 30, 2010
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related	(In thousands)
allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-
Home equity	-	-	-	-
Residential mortgages	-	-	-	-
With an allowance
recorded:
Commercial real estate	1,383	-	-	-
Commercial loans	1,964	9	2,164	35
Consumer loans	-	-	-	-
Home equity	-	-	-	-
Residential mortgages	-	-	-	-
Total	$3,347	$9	$2,164	35

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by class as of June 30, 2011 and December 31, 2010:

Index

Note D – Loans Receivable (Continued)

	June 30, 2011
	Nonaccrual	Loans Past Due Over 90 days still Accruing
	(In thousands)
Commercial real estate	$1,383	$-
Commercial loans	286	-
Consumer loans	16	-
Home equity	13	-
Residential mortgages	61	-
Total	$1,759	$-

	December 31, 2010
	Nonaccrual	Loans Past Due Over 90 days still Accruing
	(In thousands)
Commercial real estate	$1,555	$-
Commercial loans	2,175	-
Consumer loans	-	-
Home equity	-	-
Residential mortgages	247	-
Total	$3,977	$-

The following represents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans.

	June 30, 2011
	Total	30-59Days Past Due	60-89Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
	(In thousands)
Commercial real estate	$80,890	$-	$-	$1,383	$1,383	$79,507
Commercial loans	37,387	-	244	212	456	36,931
Consumer loans	34,994	125	-	16	141	34,853
Home equity	42,868	12	5	13	30	42,838
Residential mortgages	87,825	-	86	61	147	87,678
Total	$283,964	$137	$335	$1,685	$2,157	$281,807

	June 30, 2011
	Total	30-59Days Past Due	60-89Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
	(In thousands)
Commercial real estate	$77,851	$99	$1,522	$90	$1,711	$76,140
Commercial loans	40,965	11	275	53	339	40,626
Consumer loans	35,879	90	-	-	90	35,789
Home equity	42,122	5	-	-	5	42,117
Residential mortgages	90,033	-	95	247	342	89,691
Total	$286,850	$205	$1,892	$390	$2,487	$284,363

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

Index

Note D – Loans Receivable (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $250,000 or are included in groups of homogenous loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed (all loans graded within past 12 months), the risk category:

	June 30, 2011
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$16,991	$62,484	$-	$610	$805
Commercial loans	17,934	18,817	246	72	318
Total	$34,925	$81,301	$246	$682	$1,123

	December 31, 2010
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$17,051	$59,250	$-	$1,550	$-
Commercial loans	13,097	24,858	436	340	2,234
Total	$30,148	$84,108	$436	$1,890	$2,234

Note E – Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and six months ended June 30, 2011 and 2010, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.  Information about the Bank’s segments is presented in the following table for the periods indicated:

Index

Note E – Segment Information (Continued)

	Three Months Ended June 30, 2011
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total
	(In thousands)
Net interest income	$5,013	$-	$-	$-	$$5,013
Provision for loan losses	550	-	-	-	550

Net interest income after provision for loan losses	4,463	-	-	-	4,463

Investment gains, net	409	-	-	-	409
Non-interest income	1,222	2,993	1,770	321	6,306
Non-interest expenses	4,126	2,601	1,295	320	8,342
Depreciation and amortization	373	42	24	-	439

Income before income taxes	1,595	350	451	1	2,397
Income tax expense	301	150	186	-	637

Net income	1,294	200	265	1	1,760
Less: net income attributable to
noncontrolling interest	64	-	-	-	64

Net income attributable to Oneida
Financial Corp.	$1,230	$200	$265	$1	$1,696

Total Assets	$638,577	$18,592	$4,957	$217	$662,343

	Three Months Ended June 30, 2010
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities		Total
	(In thousands)

Net interest income	$4,448	$-	$-		$-	$4,448
Provision for loan losses	300	-	-		-	300

Net interest income after provision for loan losses	4,148	-	-		-	4,148
Investment losses, net	(482)	-	-		-	(482)
Non-interest income	1,271	2,591	1,590		254	5,706
Non-interest expenses	4,038	2,312	1,159		268	7,777
Depreciation and amortization	410	44	31		-	485

Income (loss) before income taxes	489	235	400		(14)	1,110
Income tax (benefit) expense	(30)	103	166		(6)	233

Net income (loss)	519	132	234		(8)	877
Less: net income attributable to
noncontrolling interest	63	-	-		-	63

Net income (loss) attributable to Oneida
Financial Corp.	$456	$132	$234	$	(8)	$814
Total Assets	$595,476	$17,219	$5,029		$142	$617,866

Index

Note E – Segment Information (Continued)

	Six Months Ended June 30, 2011
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total
	(In thousands)
Net interest income	$9,852	$-	$-	$-	$9,852
Provision for loan losses	950	-	-	-	950
Net interest income after provision for loan losses	8,902	-	-	-	8,902
Investment gains, net	615	-	-	-	615
Non-interest income	2,314	6,225	3,181	623	12,343
Non-interest expenses	8,343	5,161	2,562	627	16,693
Depreciation and amortization	755	87	50	1	893
Income (loss) before income taxes	2,733	977	569	(5)	4,274
Income tax expense (benefit)	382	422	235	(2)	1,037
Net income (loss)	2,351	555	334	(3)	3,237
Less: net income attributable to
noncontrolling interest	128	-	-	-	128
Net income (loss) attributable to Oneida
Financial Corp.	$2,223	$555	$334	$(3)	$3,109

Total Assets	$638,577	$18,592	$4,957	$217	$662,343

	Six Months Ended June 30, 2010
	Banking Activities	Insurance Activities	Benefit Consulting Activities		Risk Management Activities	Total
	(In thousands)
Net interest income	$8,729	$-	$-		$-	$8,729
Provision for loan losses	700	-	-		-	700
Net interest income after provision for loan losses	8,029	-	-		-	8,029
Investment losses, net	(1,024)	-	-		-	(1,024)
Non-interest income	2,438	5,612	3,030		455	11,535
Non-interest expenses	8,213	4,556	2,300		477	15,546
Depreciation and amortization	842	90	62		1	995
Income (loss) before income taxes	388	966	668		(23)	1,999
Income tax (benefit) expense	(259)	421	276		(9)	429
Net income (loss)	647	545	392	(14)	1,570
Less: net income attributable to
noncontrolling interest	128	-	-		-	128
Net income (loss) attributable to Oneida
Financial Corp.	$519	$545	$392		$(14)	$1,442

Total Assets	$595,476	$17,219	$5,029		$142	$617,866

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of June 30:

Assets	2011	2010
	(In thousands)
Total assets for reportable segments	$662,343	$617,866
Elimination of intercompany cash balances	(4,192)	(4,556)
Consolidated Total	$658,151	$613,310

Index

Note F – Fair Value

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the six months ended June 30:

	Changes in Fair Values for the six months ended June 30, 2010, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and (Losses)	Interest Income	Interest Expense	Total Changes In Fair Values Included in Current Period Earnings
	(In thousands)
Assets:
Trading securities	$803	20	-	823

	Changes in Fair Values for the six months ended June 30, 2011, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and (Losses)	Interest Income	Interest Expense	Total Changes In Fair Values Included in Current Period Earnings
	(In thousands)
Assets:
Trading securities	$(744)	20	-	$(724)

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

Index

Note F – Fair Value (Continued)

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

For the three and six months ended June 30, 2011, corporate securities are priced using Level 2 inputs.  For the three and six months ended June 30, 2010, there was one corporate security that was priced using Level 3 inputs due to the lack of market of similar type investments.  The Company obtained broker quotes on this investment based on trading desk information in which the prices were heavily influenced by unobservable market inputs.  The security is still owned by the Company but is currently being priced under Level 2 inputs.

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

Impaired Loans:  Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $1.4 million, with a valuation allowance of $773,000 at June 30, 2011.  Impaired commercial real estate loans had a principal balance of $1.4 million, with a valuation allowance of $98,000 at December 31, 2010.  The increase in the specific allowance resulted in the increase in provisions for loan losses in the current year of $675,000.  Estimates of fair value used for other collateral supporting commercial loans generally is not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired commercial loans had a principal balance of $212,000 with a valuation allowance of $109,000 as of June 30, 2011.  Impaired commercial loans had a principal balance of $2.0 million with a valuation allowance of $2.0 million as of December 31, 2010.  This loan was charged off in April 2011.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	Fair Value Measurements at June 30, 2011 Using
Assets:	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	(In thousands)
Common and preferred equities	$7,635	-	$5,736	$1,899
Available-for- sale securities
U.S. Agency	53,264	-	53,264	-
Corporate	24,653	-	24,653	-
Trust preferred securities	3,607	-	-	3,607
State and municipal	43,886	-	43,886	-
Small Business Administration	2,869	-	2,869	-
Residential mortgage-backed securities	77,342	-	77,342	-
Collateralized mortgage obligations	2,341	-	2,341	-
Total	$215,597	$-	$210,091	$5,506

Index

Note F – Fair Value (Continued)

	Fair Value Measurements at December 31, 2010 Using
Assets:	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,691	-	$5,790	$1,901
Available-for- sale securities
U.S. Agency	69,145	-	69,145	-
Corporate	24,253	-	24,253	-
Trust preferred securities	3,404	-	-	3,404
State and municipal	49,070	-	49,070	-
Small Business Administration	2,936	-	2,936	-
Residential mortgage-backed securities	75,192	-	75,192	-
Collateralized mortgage obligations	3,478	-	3,478	-
Total	$235,169	$-	$229,864	$5,305

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Trust Preferreds	Total
	(In thousands)

Beginning balance January 1, 2011	$1,901	$3,404	$5,305
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	-	(10)
Other changes in fair value	(5)	-	(5)
Net impairment losses recognized in earnings	-	(205)	(205)
Interest payments applied to principal	-	(6)	(6)
Included in other comprehensive income	-	376	376

Ending balance March 31, 2011	$1,886	$3,569	$5,455
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	-	(10)
Other changes in fair value	23	-	23
Net impairment losses recognized in earnings	-	(30)	(30)
Interest payments applied to principal	-	(5)	(5)
Included in other comprehensive income	-	73	73

Ending balance June 30, 2011	$1,899	$3,607	$5,506

Index

Note F – Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Corporate	Trust Preferreds	Total
	(In thousands)
Beginning balance January 1, 2010	$2,059	$2,250	$5,921	$10,230
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	-	-	(10)
Other changes in fair value	(24)	-	-	(24)
Net impairment losses recognized in earnings	-	-	(937)	(937)
Interest payments applied to principal	-	-	(252)	(252)
Included in other comprehensive income	-	-	299	299
Ending balance March 31, 2010	$2,025	$2,250	$5,031	$9,306
Included in earnings
Interest income on securities	(10)	-	-	(10)
Other changes in fair value	(256)	-	-	(256)
Net impairment losses recognized in earnings	-	-	(58)	(58)
Included in other comprehensive income	-	(850)	960	110

Ending balance June 30, 2010	$1,759	$1,400	$5,933	$9,092

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

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:	(In thousands)
Cash and cash equivalents	$20,427	$20,427	$33,741	$33,741
Trading securities	7,635	7,635	7,691	7,691
Investment securities, available for sale	207,962	207,962	227,478	227,478
Investment securities, held to maturity	56,325	57,814	24,143	25,070
Loans held for sale	283	306	857	865
Loans receivable, net	280,894	294,084	282,574	297,342
Federal Home Loan Bank stock	2,168	N/A	2,109	N/A
Accrued interest receivable	2,488	2,488	2,455	2,455

Financial liabilities:
Deposits	$545,700	$548,780	$552,164	$560,226
Federal Home Loan Bank advances	12,000	12,256	12,000	12,308
Accrued interest payable	46	46	53	53

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

Index

assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

Note F – Fair Value (Continued)

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

Note G – Accounting Pronouncements

In April 2011, the FASB issued additional guidance to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The guidance clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The disclosures and guidance will be required to be included with the Company’s September 30, 2011 interim financial statement.  The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued amended fair value measurement and discourse requirements.  This guidance represents converged guidance of the FASB and IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common

Index

Note G – Accounting Pronouncements (Continued)

requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments are to be applied prospectively.   The amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income.  The guidance amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reporting in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance should be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

Note H – Stock Offering and Conversion

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

Note I – Acquisitions

On March 10, 2011, the Company completed its acquisition of David Holmes Agency, Inc., an insurance agency operating in Utica, New York.  The Bank paid $361,718 in cash and established a note payable for $361,718 to be paid over 24 months with interest at 3.00% per annum for fixed assets and other intangible assets.  Goodwill in the amount of $586,000 and intangible assets in the amount of $137,000 was recorded in conjunction with the transaction.  David Holmes Agency, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

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

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend as of June 28, 2011 of $0.12 per share which was paid to its shareholders on July 12, 2011.

On March 10, 2011, the Company completed an asset purchase of the David Holmes Agency, Inc., an insurance agency operating in Utica, New York.  The Bank paid $361,718 in cash and established a note payable for $361,718 to be paid over 24 months with interest at 3.00% per annum for fixed assets and other intangible assets.  Goodwill in the amount of $586,000 and intangible assets in the amount of $137,000 was recorded in conjunction with the transaction.  David Holmes Agency, Inc. has been subsequently merged into Bailey and Haskell Associates, Inc.

Index

RECENT LEGISLATION

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010, which significantly changed the bank regulatory structure and will affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated, as of July 21, 2011, the Office of Thrift Supervision, which regulated savings and loan holding companies.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  The Dodd-Frank Actrequires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Any depository institution holding company that was not regulated by the Federal Reserve Board as of May 19, 2010 has a five year period until the Dodd-Frank Act capital requirements apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators.  The legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The legislation will require many regulations to be created and the impact on the Company is not known and may not be known for some time.

FINANCIAL CONDITION

ASSETS.  Total assets at June 30, 2011 were $658.2 million, a decrease of $3.4 million, or 0.5%, from $661.6 million at December 31, 2010. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents.

Mortgage-backed securities increased $17.7 million, or 19.7%, to $107.6 million at June 30, 2011 as compared with $89.9 million at December 31, 2010.  Investment securities decreased $5.0 million or 3.1%, to $156.7 million at June 30, 2011 as compared to $161.7 million at December 31, 2010. The increase in mortgage-backed securities was due to purchases of securities to reduce the cash and cash equivalent balance.  In addition, proceeds from calls and maturities of investment securities were used to purchase mortgage–backed securities.

Cash and cash equivalents decreased $13.3 million, or 39.5%, to $20.4 million at June 30, 2011 from $33.7 million at December 31, 2010.  The decrease in cash and cash equivalents was due to the investment of excess cash on hand and a decrease in both retail and municipal deposits.

Index

Trading securities decreased $56,000, or 0.7%, to $7.6 million at June 30, 2011 as compared with $7.7 million at December 31, 2010 and represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities represents the sale of certain preferred securities during the quarter offset by the increase in fair value during 2011 that was reflected through the income statement.

Loans receivable, including loans held for sale, decreased $3.5 million, or 1.2%, to $284.2 million at June 30, 2011 as compared with $287.7 million at December 31, 2010.  We continue to maintain a diversified loan portfolio mix. We sold $7.4 million in fixed rate residential loans during the six months ended June 30, 2011. While overall loan demand is slightly higher than a year ago, we have continued to maintain balanced loan originations during the first six months of 2011: residential mortgage loan originations were $10.7 million, consumer loan originations were $14.4 million and commercial loan originations were $16.9 million.

LIABILITIES.  Total liabilities decreased by $8.3 million, or 1.4%, to $567.4 million at June 30, 2011 from $575.7 million at December 31, 2010.  The decrease was primarily the result of a decrease in deposits of $6.5 million and a decrease in other liabilities of $1.8 million.

Deposit accounts decreased $6.5 million, or 1.2%, to $545.7 million at June 30, 2011 from $552.2 million at December 31, 2010.  Interest-bearing deposit accounts decreased by $8.6 million, or 1.8%, to $478.4 million at June 30, 2011 from $487.0 million at December 31, 2010.  Non-interest bearing deposit accounts increased $2.1 million, or 3.2%, to $67.3 million at June 30, 2011 from $65.2 million at December 31, 2010.  The decrease in deposit accounts was primarily a result of a decrease in retail accounts due to the general management of overall deposit balances.  Municipal deposits increased $9.9 million to $127.2 million at June 30, 2011 from $117.3 million at December 31, 2010.  This increase was concurrent with local tax collections by various municipalities combined with the addition of new account relationships.

Borrowings remained stable at $12.0 million at both June 30, 2011 and December 31, 2010.

Other liabilities decreased $1.8 million, or 15.6%, to $9.7 million at June 30, 2011 from $11.5 million at December 31, 2010. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at June 30, 2011 from December 31, 2010.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at June 30, 2011 was $90.7 million, an increase of $4.8 million, or 5.6%, from $85.9 million at December 31, 2010.  The increase in stockholders’ equity was a result of net income of $3.1 million for the six months ended June 30, 2011.  In addition, there was a decrease in accumulated other comprehensive loss of $3.4 million at June 30, 2011 resulting from an increase in the market value of mortgage-backed and investment securities and the change in the unrealized loss on pension benefits.  The recognition of other-than-temporary impairment through current quarter earnings on certain investment securities resulted in a decrease in the net unrealized loss on our available for sale securities.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders.  Quarterly dividends declared during the first six months of 2011 were $0.24 per share resulting in a reduction in stockholders’ equity of $1.7 million.

ANALYSIS OF NET INTEREST INCOME
Oneida Savings Bank’s principal business has historically consisted of offering savings accounts and other deposits to the general public and using the funds from such deposits to make loans secured by residential and commercial real estate, as well as consumer and commercial business loans.  Oneida Savings Bank also invests a significant portion of its assets in investment securities and mortgage-backed securities both of which have classifications of available for sale and held to maturity.  Our results of operations depends primarily upon net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as the changing interest rates when differences exist in the repricing of assets or liabilities

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

Index

TABLE 1.  Average Balance Sheet.

	Three Months Ended June 30,						Twelve Months Ended Dec. 31,
		2011			2010			2010
Assets	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning Assets:	(Dollars in Thousands)
Loans Receivable	$284,601	$3,852	5.41%	$294,956	$4,183	5.67%	$293,711	$16,791	5.72%
Investment and Mortgage-Backed Securities	270,826	2,117	3.13%	189,668	1,654	3.49%	202,742	6,648	3.28%
Federal Funds	30,916	5	0.06%	30,240	9	0.12%	31,919	39	0.12%
Equity Securities	7,253	60	3.31%	7,744	78	4.03%	7,385	302	4.09%
Total Interest-earning Assets	593,596	6,034	4.07%	522,608	5,924	4.53%	535,757	23,780	4.44%
Non interest-earning Assets:
Cash and due from banks	10,459			11,005			11,108
Other assets	74,302			78,151			77,013
Total assets	$678,357			$611,764			$623,878
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$185,103	$242	0.52%	$156,385	$375	0.96%	$158,842	$1,465	0.92%
Savings Accounts	98,605	93	0.38%	89,231	136	0.61%	87,483	508	0.58%
Interest-bearing Checking	68,524	14	0.08%	55,141	27	0.20%	55,853	106	0.19%
Time Deposits	150,439	537	1.43%	153,965	659	1.72%	152,734	2,606	1.71%
Borrowings	12,088	133	4.41%	23,500	279	4.76%	21,072	996	4.73%
Notes Payable	317	2	N/M	-	-	-	-	-	-
Total Interest-bearing Liabilities	515,076	1,021	0.80%	478,222	1,476	1.24%	475,984	5,681	1.19%
Non-interest-bearing Liabilities:
Demand deposits	67,655			64,243			63,798
Other liabilities	8,146			9,096			10,928
Total liabilities	$590,877			$551,561			$550,710
Stockholders’ equity	87,480			60,203			73,168
Total liabilities and stockholders’ equity	$678,357			$611,764			$623,878

Net Interest Income		$5,013			$4,448			$18,099
Net Interest Spread			3.27%			3.30%			3.25%
Net Earning Assets	$78,520			$44,386			$59,773
Net yield on average
Interest-earning assets		3.38%			3.40%			3.38%
Average interest-earning
assets to average
Interest-bearing liabilities		115.24%			109.28%			112.56%

Index

	Six Months Ended June 30,						Twelve Months Ended Dec. 31,
		2011			2010			2010
Assets	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning Assets:				( Dollars in	Thousands)
Loans Receivable	$285,645	$7,783	5.45%	$296,925	$8,501	5.73%	$293,711	$16,791	5.72%
Investment and Mortgage-Backed Securities	265,721	4,115	3.10%	178,699	3,092	3.46%	202,742	6,648	3.28%
Federal Funds	28,908	13	0.09%	30,745	17	0.11%	31,919	39	0.12%
Equity Securities	7,344	122	3.32%	7,685	152	3.96%	7,385	302	4.09%
Total Interest-earning Assets	587,618	12,033	4.10%	514,054	11,762	4.58%	535,757	23,780	4.44%
Non interest-earning Assets:
Cash and due from banks	11,098			11,455			11,108
Other assets	74,282			78,216			77,013
Total assets	$672,998			$603,725			$623,878
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$182,683	$572	0.63%	$151,312	$753	1.00%	$158,842	$1,465	0.92%
Savings Accounts	95,509	197	0.42%	87,627	261	0.60%	87,483	508	0.58%
Interest-bearing Checking	69,001	37	0.11%	53,370	55	0.21%	55,853	106	0.19%
Time Deposits	150,888	1,108	1.48%	154,281	1,357	1.77%	152,734	2,606	1.71%
Borrowings	12,044	263	4.40%	25,452	607	4.81%	21,072	996	4.73%
Notes Payable	161	4	N/M	-	-	-	-	-	-
Total Interest-bearing Liabilities	510,286	2,181	0.86%	472,042	3,033	1.30%	475,984	5,681	1.19%
Non-interest-bearing Liabilities:
Demand deposits	65,571			62,119			63,798
Other liabilities	10,028			9,705			10,928
Total liabilities	$585,885			$543,866			$550,710
Stockholders’ equity	87,113			59,859			73,168
Total liabilities and stockholders’ equity	$672,998			$603,725			$623,878

Net Interest Income		$9,852			$8,729			$18,099
Net Interest Spread			3.23%			3.28%			3.25%
Net Earning Assets	$77,332			$42,012			$59,773
Net yield on average
Interest-earning assets		3.35%			3.40%			3.38%
Average interest-earning
assets to average
Interest-bearing liabilities		115.15%			108.90%			112.56%

RESULTS OF OPERATIONS

General.  Net income for the three months ended June 30, 2011 was $1.7 million compared to $814,000 for the three months ended June 30, 2010.  For the three months ended June 30, 2011, basic net income per share was $0.24 as compared with basic net income per share of $0.11 for the three months ended June 30, 2010.  The increase in net income is primarily the result of an increase in net interest income, an increase in net investment gains and an increase in non-interest income.  These increases in income were partially offset by an increase in non-interest expenses and an increase in income tax provisions during the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.

Net income for the six months ended June 30, 2011 was $3.1 million compared to $1.4 million for the six months ended June 30, 2010.  Net income from operations, excluding noncash investment securities charges of $537,000, net of $135,000 income taxes, was $2.7 million.  Non-cash investment securities charges consisted of impairment charges of $286,000 incurred on eight trust preferred securities and two privately issued collateralized mortgage obligations offset by the

Index

non-cash increase to earnings of $823,000 recognized in connection with the increase in market value of our trading securities, net of $135,000 in income taxes, for a net non-cash reduction of $402,000.  This compares to net income from operations for the same period in 2010 of $2.8 million.  Net income excluding the non-cash charges and benefits to earnings decreased due primarily to a decrease in investment gains and an increase in non-interest expense and an increase in the provision for income taxes partially offset by an increase in net interest income and an increase in non-interest income. The table below summarizes the Company’s operating results excluding these cumulative non-cash charges related to the change in fair value of trading securities and the non-cash impairment charges recorded as net investment losses in each period.

Reported Results
(including non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Six Months Ending June 30, 2011	Six Months Ending June 30, 2010
Net interest income	$9,852	$8,729
Provision for loan losses	950	700
Investment (losses)	(208)	(300)
Change in fair value of investments	823	(724)
Non-interest income	12,343	11,535
Non-interest expense	17,586	16,541
Income tax provision	1,037	429
Net income	3,237	1,570
Income attributable to noncontrolling interest	(128)	(128)
Net income attributable to Oneida
Financial Corp.	$3,109	$1,442

Net income per diluted share	$0.44	$0.20

Operating Results / Non-GAAP
(excluding non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Six Months Ending June 30, 2011	Six Months Ending June 30, 2010
Net interest income	$9,852	$8,729
Provision for loan losses	950	700
Investment gains	78	751
Non-interest income	12,343	11,535
Non-interest expense	17,586	16,541
Income tax provision	902	835
Net income	2,835	2,939
Income attributable to noncontrolling interest	(128)	(128)
Net income attributable to Oneida
Financial Corp.	$2,707	$2,811

Net income per diluted share	$0.38	$0.39

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

Interest and Dividend Income. Interest and dividend income increased by $110,000, or 1.9%, to $6.0 million for the three months ended June 30, 2011 from $5.9 million for the three months ended June 30, 2010.  Interest and fees on loans decreased by $331,000 for the three months ended June 30, 2011 as compared with the same period in 2010.  Interest and dividend income on mortgage-backed and other investment securities increased $463,000 to $2.1 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010.  Interest income earned on federal funds sold decreased $4,000 during the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.

Index

For the six months ended June 30, 2011, interest and dividend income increased by $271,000, or 2.3% to $12.0 million from $11.8 million for the six months ended June 30, 2010.  Interest and fees on loans decreased by $718,000 for the six months ended June 30, 2011 as compared with the same period in 2010.  Interest and dividend income on mortgage-backed and other investment securities increased $1.0 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

The decrease in income on loans resulted from a decrease of 26 basis points in the average yield on loans to 5.41% from 5.67% and a decrease of $10.4 million in the average balance of loans to $284.6 million in the second quarter of 2011 from $295.0 million in the second quarter of 2010.  At June 30, 2011, net loans receivable were $281.2 million as compared with $291.3 million at June 30, 2010, a decrease of 3.5%.  The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower interest rates earned on new loans and variable rate loans.  For the six months ended June 30, 2011, the decrease in income on loans resulted from a decrease of 28 basis points in the average yield on loans to 5.45% from 5.73% and a decrease of $11.3 million in the average balance of loans to $285.6 million from $296.9 million for the six months ended June 30, 2010.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $81.1 million in the average balance of investment and mortgage-backed securities to $270.8 million during the second quarter of 2011 from $189.7 million during the second quarter of 2010 partially offset by a decrease of 36 basis points in the average yield earned to 3.13% from 3.49%.  For the six months ended June 30, 2011, interest on investment and mortgage-backed securities increased $1.0 million as compared with the same period in 2010 due to an increase in the average balance of $87.0 million offset by a decrease in the average yield of 36 basis points.  The decrease in average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is the result of purchases of securities required to collateralize the increased balances of municipal deposits as well as the investment of proceeds received as part of our second step conversion that took place in July 2010.

Interest income on federal funds sold decreased as a result of a decrease in the average yield partially offset by an increase of $676,000 in the average balance of federal funds sold to $30.9 million during the second quarter of 2011 as compared with $30.2 million during the three months ended June 30, 2010.  For the six months ended June 30, 2011, interest income on federal funds sold decreased $4,000 due to a decrease in both the average yield and average balance.  The decrease in the yield is due to decreases in interest rates paid on federal funds during the period.  The decrease in the average balance is due to the investment of excess liquidity into investment and mortgage-backed securities.

Income from equity securities decreased $18,000 due to a decrease in the average yield of 72 basis points as well as a decrease of $491,000 in the average balance from $7.7 million for the three months ended June 30, 2010 to $7.3 million for the three months ended June 30, 2011.  For the six months ended June 30, 2011, interest income on equity securities decreased $30,000 as a result of a decrease in the average yield and average balance as compared with the same period in 2010.  The decrease in the average balance was the result of sales of certain preferred equity securities during the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased $455,000, or 30.8%, to $1.0 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the second quarter of 2011 of $311,000, decreasing to $886,000 from $1.2 million during the second quarter of 2010.  In addition, borrowing expense decreased to $133,000 for the three months ended June 30, 2011 compared with $279,000 for the three months ended June 30, 2010.  Interest expense decreased $852,000, or 28.1% to $2.2 million for the six months ended June 30, 2011 from $3.0 million for the six months ended June 30, 2010.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $51.5 million, or 17.1%, to $352.2 million at an average cost of 0.40% during the second quarter of 2011 from $300.8 million at an average cost of 0.72% during the second quarter of 2010.  During the same period the average balance of time deposits decreased $3.5 million, or 2.3%, to $150.4 million in the second quarter of 2011 from $154.0 million during the second quarter of 2010 and the average rate paid on time deposits decreased 29 basis points. For the six months ended June 30, 2011, the average cost of deposits was 0.77% as compared with 1.10% for the six month period in 2010.  In addition, the average balance of deposit accounts increased $51.5 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

Index

The decrease in borrowing expense for the second quarter 2011 as compared to the second quarter 2010 was due to a decrease in the average balance of borrowings outstanding in the June 30, 2011 period to $12.0 million as compared with $23.5 million during the June 30, 2010 period as well as a 35 basis point decrease in the average rate paid on borrowed funds to 4.41% for the 2011 period.  For the six months ended June 30, 2011, interest expense on borrowings decreased $344,000 due to a decrease in the average balance outstanding of borrowings to $12.0 million as compared to $25.5 million for the six month period 2010.  The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2010.

Provision for Loan Losses.  The total provision for loan losses for the three and six months ended June 30, 2011 was $550,000 and $950,000, respectively.  The total provision for loan losses for the three and six months ended June 30, 2010 was $300,000 and $700,000, respectively.  Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the second quarter 2011 is primarily the result of a specific reserve established on a previously identified problem loan relationship.  Continued deterioration of the credit gave rise to the additional specific reserve this quarter.  Loans individually evaluated for impairment totaled $1.6 million at June 30, 2011 and had an allocated allowance for loan loss reserve of $882,000.  Loans individually evaluated for impairment at December 31, 2010 totaled $3.4 million and had an allocated allowance for loan loss of $2.1 million.

 Nonperforming loans totaled $1.8 million, or 0.62% of total loans at June 30, 2011 compared with $3.0 million or 1.01% of total loans at June 30, 2010. The decrease in nonperforming loans from June 30, 2010 to June 30, 2011 was primarily attributable to the charge-off of a fully reserved, impaired, unsecured commercial loan with a principal balance of $2.0 million.   Net charge-off activity for the six months ended June 30, 2011 was $2.2 million as compared with $149,000 in net charge-offs during the six months ended June 30, 2010.  The balance of the allowance for loan losses was $3.1 million or 1.09% of loans receivable at June 30, 2011 compared with $3.5 million or 1.19% of loans receivable at June 30, 2010.

Investment Gains (losses):  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended June 30, 2011 the market value of our trading securities increased $393,000 as compared with a decrease of $863,000 in the 2010 period.  For the six months ended June 30, 2011, the market value of our trading securities increased $823,000 as compared with a decrease of $724,000 in the 2010 period. The increase in market value of the Company’s trading securities in the 2011 period is reflective of the increase in broader equity markets during the period.

Net impairment losses for the three months ended June 30, 2011 were $81,000 as compared with net impairment losses of $61,000 during three months ended June 30, 2010.  The net investment losses were the result of non-cash impairment charges recorded for eight trust preferred securities and two privately-issued collateralized mortgage obligations which were determined to be other-than-temporarily impaired.  The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies.  For the six months ended June 30, 2011, net impairment charges totaled $286,000 as compared with $1.1 million for the same period in 2010.  See Footnote C Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

During the second quarter of 2011 the Company realized $97,000 of investment gains, this compares with realized gains of $442,000 during the three months ended June 30, 2010.  For the six months ended June 30, 2011, net gains on sales of securities totaled $78,000 as compared with $751,000 for the same period in 2010.

Non-Interest Income.  Non-interest income increased by $600,000, or 10.5%, to $6.3 million for the three months ended June 30, 2011 from $5.7 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, non-interest income increased by $808,000 or 7.0%, to $12.3 million from $11.5 million for the six months ended June 30, 2010.

Index

Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $649,000, or 14.6%, to $5.1 million during the three months ended June 30, 2011 as compared with $4.4 million during the three months ended June 30, 2010. Insurance subsidiary revenue of Bailey & Haskell Associates was $3.0 million for the three months ended June 30, 2011 as compared with $2.6 million during the three months June 30, 2010.  Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year.  Consulting activities of Benefit Consulting Group generated revenue of $1.8 million for the three months ended June 30, 2011 as compared with $1.6 million during the second quarter of 2010.  Risk management activities of Workplace Health Solutions generated $321,000 of revenue for the three months ended June 30, 2011 as compared with $254,000 in revenue during the same period of 2010.  The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.  Revenue derived from non-banking subsidiaries increased $932,000 or 10.2% to $10.0 million for the six months ended June 30, 2011 as compared with $9.1 million for the six months ended June 30, 2010.

Deposit account service fees decreased slightly to $676,000 during the three months ended June 30, 2011 from $712,000 during the three months ended June 30, 2010.  The combination of fee reductions and the higher account balances currently maintained resulted in the decrease in deposit service fee revenue.  For the six months ended June 30, 2011, deposit account service fees decreased $57,000 as compared with the same period in 2010.

We also experienced a decrease in income from the sale and servicing of fixed-rate residential real estate loans. The decrease is primarily the result of a decrease in the volume of loan sale activity in the second quarter of 2011 as compared with higher level of activity in the second quarter of 2010.  Income from the sale and servicing of fixed-rate residential real estate loans was $170,000 during the three months ended June 30, 2011 compared with $221,000 during the three months ended June 30, 2010.  For the six months ended June 30, 2011, income from the sale and servicing of fixed-rate residential real estate was $288,000 as compared with $362,000 for the six months ended June 30, 2010.

Non-Interest Expense.  Non-interest expense increased by $519,000, or 6.3%, to $8.8 million for the three months ended June 30, 2011 from $8.3 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, non-interest expense increased by $1.0 million, or 6.3%, to $17.6 million as compared with $16.5 million for the same period in 2010.  The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended June 30, 2011 was $5.8 million, an increase of $597,000, or 11.5%, as compared with compensation expense of $5.2 million during the second quarter of 2010.  Compensation for the six months ended June 30, 2011 was $11.4 million, an increase of $947,000, or 9.1%, as compared with compensation expense of $10.4 million for the same period in 2010. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense decreased $47,000, or 3.8%, to $1.2 million for the three months ended June 30, 2011 as compared to $1.3 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, building occupancy and equipment expense decreased $107,000, or 4.2%, to $2.4 million as compared to $2.5 million for the same period in 2010.

Other operating expenses decreased $31,000, or 1.7%, to $1.8 million for the three months ended June 30, 2011 as compared to $1.8 million during the three months ended June 30, 2010.  For the six months ended June 30, 2011, other operating expense increased $205,000, or 5.7%, to $3.8 million as compared to $3.6 million for the same period in 2010.

Provision for Income Taxes.  Provision for income taxes was $637,000 for the three months ended June 30, 2011, an increase of $404,000 from the second quarter 2010 income tax provision recorded of $233,000.  The increase in income tax provision reflects the increase in net income for the three months ended June 30, 2011. For the six months ended June 30, 2011, the provision for income taxes was $1.0 million, an increase of $608,000 from $429,000 for the same period in 2010.  The effective tax rate was 24.3% during the first six months of 2011 as compared with an effective tax rate of 21.5% for the same time period in 2010.  The higher effective tax rate was due to changes in the bank’s tax exempt and tax preferred investment income and the overall tax rate in effect of the year.

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

Index

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2011, loan originations totaled $23.2 million compared to $28.2 million during the second quarter of 2010. The purchases of securities available for sale totaled $27.5 million during the second quarter of 2011 as compared to $97.2 million during the second quarter of 2010. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2011 the Company had outstanding commitments to originate loans of approximately $6.1 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.3 million at June 30, 2011.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $50.7 million at June 30, 2011 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2011 the total of cash, interest-earnings demand accounts and federal funds sold was $20.4 million.

Index

At June 30, 2011, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011:
Total Capital
(to Risk Weighted Assets)	$63,500	15.97%	$31,803	8%	$39,754	10%
Tier I Capital
(to Risk Weighted Assets)	$60,431	15.20%	$15,902	4%	$23,852	6%
Tier I Capital
(to Average Assets)	$60,431	9.27%	$26,070	4%	$32,587	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)	$61,964	15.15%	$32,714	8%	$40,893	10%
Tier I Capital
(to Risk Weighted Assets)	$57,687	14.11%	$16,357	4%	$24,536	6%
Tier I Capital
(to Average Assets)	$57,687	9.17%	$25,155	4%	$31,444	5%

Index

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOSAt and for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
Performance Ratios:
Return on average assets	1.00%	0.53%	0.92%	0.48%
Return on average equity	7.75%	5.41%	7.14%	4.82%
Return on average tangible equity	10.89%	9.19%	9.99%	8.22%
Interest rate spread	3.27%	3.30%	3.23%	3.28%
Net interest margin	3.38%	3.40%	3.35%	3.40%
Efficiency Ratio	77.29%	81.99%	78.34%	81.08%
Non-interest income to average total assets	3.72%	3.73%	3.67%	3.82%
Non-interest expense to average total assets	5.22%	5.44%	5.23%	5.52%
Average interest-earning assets as a ratio
to average interest-bearing liabilities	115.24%	109.28%	115.15%	108.90%

Asset Quality Ratios:
Non-performing assets to total assets	0.88%	1.45%	0.88%	1.45%
Non-performing loans to total loans	0.62%	1.01%	0.62%	1.01%
Net charge-offs to average loans	0.76%	0.05%	0.76%	0.05%
Allowance for loan losses
to non-performing loans	174.43%	115.57%	174.43%	115.57%
Allowance for loan losses
to loans receivable	1.09%	1.19%	1.09%	1.19%

Capital Ratios:
Average equity to average total assets	12.90%	9.84%	12.93%	9.91%
Equity to total assets (end of period)	13.79%	9.90%	13.79%	9.90%
Tangible equity to tangible assets (end of period)	10.36%	6.11%	10.36%	6.11%

Index

ITEM 3.                 Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at June 30, 2011, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Index

Item 1a	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010 except as follows:

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit ration, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could resustl in risks to the company and general economic conditions that we were not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit rations of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to the long-term U.S. debt.  Insturments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit ratins will affect economic conditions.  These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

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

Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive date as required by Regulation S-K will be filed by amendment to this quarterly reporton Form 10Q

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: August 15, 2011	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer