Form 10-Q/A
period 2011-06-30
Oneida Financial Corp.
filed 2011-09-12
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________
Securities Exchange Act Number 001-34813

ONEIDA FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	80-0632920
(State or other jurisdiction of	(IRS Employer)
incorporation or organization)	Identification Number)

182 Main Street, Oneida, New York 13421
(Address of Principal Executive Offices)

(315) 363-2000

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
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

ONEIDA FINANCIAL CORP.

The sole purpose of this Amendment No. 1 to Oneida Financial Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with the Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment provides the financial statements and related notes from the previously filed Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original file date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6	Exhibits

31.1* – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

 32.1* – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
____________
* Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed August 15, 2011
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: September 12, 2011	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: September 12, 2011	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer