Form 10-Q
period 2011-09-30
Oneida Financial Corp.
filed 2011-11-07
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,065,578 shares of the Registrant’s common stock outstanding as of November 1, 2011.

ONEIDA FINANCIAL CORP.

Index

PART I.      FINANCIAL INFORMATION

 Item I.    Financial Statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2011 (unaudited) and December 31, 2010 (unaudited)

	At September 30,	At December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Cash and due from banks	$19,949	$15,608
Federal funds sold	21,875	18,133
TOTAL CASH AND CASH EQUIVALENTS	41,824	33,741

Trading securities	6,970	7,691
Securities, available for sale	204,235	227,478
Securities, held to maturity (fair value $56,404 and $25,070 respectively)	54,165	24,143
Mortgage loans held for sale	1,663	857
Loans receivable	289,304	286,850
Allowance for loan losses	(3,101)	(4,276)
LOANS RECEIVABLE, NET	286,203	282,574

Federal Home Loan Bank stock	2,155	2,109
Bank premises and equipment, net	20,887	19,903
Accrued interest receivable	2,550	2,455
Bank owned life insurance	16,737	16,332
Other assets	15,894	19,777
Goodwill	23,983	23,301
Other intangible assets	1,060	1,218
TOTAL ASSETS	$678,326	$661,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$486,076	$486,985
Non-interest bearing deposits	70,518	65,179
Borrowings	11,000	12,000
Other liabilities	10,099	11,495
Due to Broker	11,462	—
TOTAL LIABILITIES	589,155	575,659
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 7,068,099 and 7,164,794 issued)	71	72
Additional paid-in capital	44,783	45,636
Retained earnings	46,315	44,816
Accumulated other comprehensive loss	(1,205)	(6,198)
Treasury stock (at cost, 2,521 and 2,521 shares)	(20)	(20)
Unallocated ESOP	(832)	(946)
Total Oneida Financial Corp stockholders’ equity	89,112	83,360
Noncontrolling interest	59	2,560
TOTAL STOCKHOLDERS’ EQUITY	89,171	85,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,326	$661,579

The accompanying notes are an integral part of the consolidated financial statements

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$3,939	$4,187	$11,722	$12,688
Interest on investment securities	1,974	1,747	6,088	4,839
Dividends on equity securities	69	76	191	228
Interest on federal funds sold and interest-earning deposits	3	11	17	28
Total interest and dividend income	5,985	6,021	18,018	17,783
INTEREST EXPENSE:
Core deposits	319	526	1,125	1,595
Time deposits	504	633	1,612	1,990
Borrowings	121	234	384	841
Note payable	2	—	6	—
Total interest expense	946	1,393	3,127	4,426
NET INTEREST INCOME	5,039	4,628	14,891	13,357
Less: Provision for loan losses	50	650	1,000	1,350
Net interest income after provision for loan losses	4,989	3,978	13,891	12,007
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	(72)	(1,035)	(370)	(1,703)
Portion of loss recognized in OCI (before taxes)	—	386	12	3
Net impairment losses	(72)	(649)	(358)	(1,700)
Net gains on sale of securities, net	252	537	330	1,287
Changes in fair value of trading securities	(665)	409	158	(315)
Total investment (losses) gains	(485)	297	130	(728)
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	4,259	3,845	14,288	12,942
Other operating income	1,406	1,376	3,720	3,814
Total non-interest income	5,665	5,221	18,008	16,756
NON-INTEREST EXPENSES:
Compensation and employee benefits	5,585	5,404	16,965	15,837
Occupancy expenses, net	1,162	1,196	3,580	3,721
Other operating expense	2,013	1,775	5,801	5,358
Total non-interest expenses	8,760	8,375	26,346	24,916
INCOME BEFORE INCOME TAXES	1,409	1,121	5,683	3,119
Provision for income taxes	389	242	1,426	671
NET INCOME	1,020	879	4,257	2,448
Less: net income attributable to noncontrolling interest	64	64	192	192
NET INCOME attributable to Oneida Financial Corp.	$956	$815	$4,065	$2,256
EARNINGS PER SHARE – BASIC	$0.14	$0.12	$0.58	$0.32
EARNINGS PER SHARE – DILUTED	$0.14	$0.12	$0.58	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$1,020	$879	$4,257	$2,448

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Unrealized losses on securities arising during period	(68)	(933)	(179)	(601)
Reclassification adjustment for losses included in net income	72	649	358	1,700
Net unrealized gains (losses)	4	(284)	179	1,099
Income tax effect	(1)	114	(71)	(440)
Net change in other-than- temporary securities	3	(170)	108	659

Securities available for sale:
Unrealized gains on securities arising during period	2,944	1,542	8,380	3,007
Reclassification adjustment for gains included in net income	(252)	(537)	(330)	(1,287)
Net unrealized gains	2,692	1,005	8,050	1,720
Income tax effect	(1,077)	(402)	(3,220)	(688)
Net change in securities Available for sale	1,615	603	4,830	1,032

Unrealized holding gains on securities net of tax	1,618	433	4,938	1,691

Change in unrealized loss on pension benefits	30	32	92	96
Income tax effect	(12)	(13)	(37)	(39)
Net change in pension benefits	18	19	55	57

Other comprehensive income, net of tax	1,636	452	4,993	1,748

Comprehensive Income	2,656	1,331	9,250	4,196
Comprehensive income attributable to the Noncontrolling interest	(64)	(64)	(192)	(192)

Comprehensive income attributable to Oneida Financial Corp.	$2,592	$1,267	$9,058	$4,004

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 (unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Common Stock Issued Under Employee Stock Plans	Total Equity Attributable To Oneida Financial	Non- controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)

Balance as of January 1, 2011	7,164,794	$72	$45,636	$44,816	$(6,198)	$(20)	$(946)	$83,360	$2,560	$85,920
Net income	—	—	—	4,065	—	—	—	4,065	192	4,257
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(192)	(192)
Other comprehensive income, net of tax	—	—	—	—	4,993	—	—	4,993	—	4,993
Common stock dividends: $0.36 per share	—	—	—	(2,566)	—	—	—	(2,566)	—	(2,566)
Shares issued under ESOP plans	—	—	9	—	—	—	114	123	—	123
Stock repurchased and retired	(96,695)	(1)	(862)	—	—	—	—	(863)	(2,501)	(3,364)

Balance as of September 30, 2011	7,068,099	$71	$44,783	$46,315	$(1,205)	$(20)	$(832)	$89,112	$59	$89,171

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:	(in thousands)
Net income	$4,257	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,327	1,476
Amortization of premiums/discounts on securities, net	546	287
Net change in fair value of trading securities	(158)	315
Provision for loan losses	1,000	1,350
Loss on disposal of premises and equipment	—	15
Loss on sale of foreclosed property	85	(3)
Stock compensation earned	—	144
Loss on impairment of securities	358	1,700
ESOP share earned	123	—
Gain on sale of securities, net	(330)	(1,287)
Gain on sale of loans, net	(257)	(367)
Income tax payable	(41)	(866)
Accrued interest receivable	(95)	(24)
Other assets	615	2,025
Other liabilities	(1,667)	(4,205)
Earnings on bank owned life insurance	(405)	(475)
Origination of loans held for sale	(13,636)	(25,620)
Proceeds from sales of loans	13,087	24,585
Net cash provided by operating activities	4,809	1,498
Investing Activities:
Purchase of securities available for sale	(48,445)	(173,164)
Proceeds from sale of securities available for sale	40,231	35,598
Maturities and calls of securities available for sale	40,440	38,042
Principal collected on securities available for sale	10,302	14,821
Purchase of securities held to maturity	(35,025)	—
Maturities and call of securities held to maturity	1,998	19,061
Principal collected on securities held to maturity	2,874	3,312
Proceeds from sale of trading securities	845	—
Purchase of FHLB stock	(458)	(293)
Redemption of FHLB stock	412	757
Net (increase) decrease in loans	(5,116)	9,644
Purchase of bank premises and equipment	(2,016)	(1,193)
Proceeds from the sale of foreclosed property	381	84
Purchase of employee benefits company	(95)	(117)
Purchase of insurance company	(362)	—
Net cash provided by (used in) investing activities	5,966	(53,448)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	12,426	51,347
Net decrease in time deposits	(7,996)	(6,315)
Net proceeds of stock offerings and conversion	—	27,748
Dividends on preferred stock of subsidiary held by minority interest	(192)	(192)
Proceeds from borrowings	—	110
Repayment of borrowings	(1,000)	(14,110)
Cash dividends	(2,566)	(1,268)
Stock issued/repurchase – noncontrolling interest	(2,501)	1
Repurchase of common shares	(863)	(136)
Exercise of stock options (using treasury stock)	—	170
Net cash (used in) provided by financing activities	(2,692)	57,355
Increase in cash and cash equivalents	8,083	5,405
Cash and cash equivalents at beginning of period	33,741	39,537
Cash and cash equivalents at end of period	$41,824	$44,942

Supplemental disclosures of cash flow information:
Cash paid for interest	3,143	4,470
Cash paid for income taxes	1,465	1,535

Supplemental noncash disclosures:
Transfer of loans to other real estate	487	863
Dividends declared and unpaid	848	860
Notes payable issued in connection with acquisition	362	—
Transfer of fixed assets to held for sale	—	1,018
Purchase of securities not settled	11,462	—

The accompanying notes are an integral part of the consolidated financial statements.

Index

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011
Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be achieved for the remainder of 2011.  On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form (the “Conversion”).  At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank.  Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation.  As a result of the second-step conversion, all share and per share information have been restated giving retroactive recognition to the second-step conversion ratio of 0.9136.  See Note H for more information.

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

Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net income attributable to Oneida Financial Corp.	$956,364	$814,629	$4,065,401	$2,256,166
Net earnings allocated to participating securities	—	(1,702)	—	(7,973)
Net earnings allocated to common stock	$956,364	$812,927	$4,065,401	$2,248,193

Index

Note B – Earnings per Share (Continued)

Basic
Distributed earnings allocated to common stock	$847,869	$857,977	$2,566,815	$2,119,885
Undistributed (over distributed) earnings allocated to common stock	108,495	(45,050)	1,498,586	128,308
Net earnings allocated to common stock	$956,364	$812,927	$4,065,401	$2,248,193

Weighted average common shares outstanding including shares considered participating securities	7,011,684	7,017,559	7,034,844	7,110,741
Less: Average participating securities	—	(14,983)	—	(14,983)
Weighted average shares	7,011,684	7,002,576	7,034,844	7,095,758

Basic earnings per share	$0.14	$0.12	$0.58	$0.32

Diluted
Net earnings allocated to common stock	$956,364	$812,927	$4,065,401	$2,248,193

Weighted average common shares outstanding for basic earnings per common share	7,011,684	7,002,576	7,034,844	7,095,758
Add: Dilutive effects of assumed exercise of stock options	—	—	—	2,579

Weighted average shares and dilutive potential common shares	7,011,684	7,002,576	7,034,844	7,098,337

Diluted earnings per common share	$0.14	$0.12	$0.58	$0.32

There were no stock options considered in computing diluted earnings per common share for 2011 and for the three months ended September 30, 2010 as all options expired April 25, 2010.  Dividends of $7,702 as of September 30, 2010 were declared on unvested shares with non-forfeitable dividend rights none of which was included in net income as compensation expense because all the awards are expected to vest.

Note C – Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$39,580	$223	$—	$39,803
Corporate	28,108	589	(1,199)	27,498
Trust preferred securities	6,266	—	(2,912)	3,354
State and municipal	43,143	1,940	—	45,083
Small business administration	7,016	77	(23)	7,070
	$124,113	$2,829	$(4,134)	$122,808
Mortgage-Backed Securities
Fannie Mae	$41,922	$1,185	$—	$43,107
Freddie Mac	9,993	278	—	10,271
Government National Mortgage Assoc.	24,879	1,019	—	25,898
Collateralized Mortgage Obligations	2,233	19	(101)	2,151
	$79,027	$2,501	$(101)	$81,427
Total available-for-sale	$203,140	$5,330	$(4,235)	$204,235

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$18,625	$296	$—	$18,921
State and municipal	8,187	971	—	9,158
Small business administration	600	7	—	607
	$27,412	$1,274	$—	$28,686
Mortgage-Backed Securities
Fannie Mae	$15,353	$579	$—	$15,932
Freddie Mac	5,060	165	—	5,225
Government National Mortgage Assoc.	6,340	221	—	6,561
	$26,753	$965	$—	$27,718
Total held-to-maturity	$54,165	$2,239	$—	$56,404

	December 31, 2010
	Amortized	Gross Unrealized		Faire
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$70,214	$136	$(1,205)	$69,145
Corporate	25,139	157	(1,043)	24,253
Trust preferred securities	6,858	—	(3,454)	3,404
State and municipal	50,249	529	(1,708)	49,070
Small business administration	3,027	—	(91)	2,936
	$155,487	$822	$(7,501)	$148,808
Mortgage-Backed Securities
Fannie Mae	$38,331	$288	$(511)	$38,108
Freddie Mac	14,928	173	(151)	14,950
Government National Mortgage Assoc.	22,164	277	(307)	22,134
Collateralized Mortgage Obligations	3,701	9	(232)	3,478
	$79,124	$747	$(1,201)	$78,670
Total available-for-sale	$234,611	$1,569	$(8,702)	$227,478

Held-to-maturity portfolio
Investment Securities
Debt securities:
U. S. Agencies	$3,998	$140	$—	$4,138
State and municipal	8,270	484	—	8,754
Small business administration	663	—	—	663
	$12,931	$624	$—	$13,555
Mortgage-Backed Securities
Fannie Mae	$5,567	$177	$—	$5,744
Freddie Mac	1,306	27	—	1,333
Government National Mortgage Assoc.	4,339	99	—	4,438
	$11,212	$303	$—	$11,515
Total held-to-maturity	$24,143	$927	$—	$25,070

The amortized cost and fair value of the investment securities portfolio at September 30, 2011 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$8,203	$8,220	$1,007	$1,027
After one year through five years	15,073	15,184	3,096	3,282
After five years through ten years	47,710	49,269	11,683	12,284
After ten years	53,127	50,135	11,626	12,093
Total	$124,113	$122,808	$27,412	$28,686

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Sales of securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Proceeds	$12,828	$16,610	$40,231	$35,598
Gross Gains	$258	$536	$640	$1,287
Gross Losses	$(6)	$—	$(310)	$—

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2011	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Corporate	$6,941	$(59)	$6,851	$(1,140)	$13,792	$(1,199)
Trust preferred securities	—	—	3,354	(2,912)	3,354	(2,912)
Small business administration	2,092	(23)	—	—	2,092	(23)
Collateralized mortgage obligations	—	—	1,543	(101)	1,543	(101)

Total securities available-for-sale in an unrealized loss position	$9,033	$(82)	$11,748	$(4,153)	$20,781	$(4,235)

December 31, 2010	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$50,289	$(1,205)	$—	$—	$50,289	$(1,205)
Corporate	9,033	(97)	4,043	(946)	13,076	(1,043)
Trust preferred securities	—	—	3,404	(3,454)	3,404	(3,454)
State and municipals	32,162	(1,708)	—	—	32,162	(1,708)
Small business administration	2,930	(91)	—	—	2,930	(91)
Fannie Mae	22,786	(511)	—	—	22,786	(511)
Freddie Mac	10,256	(151)	—	—	10,256	(151)
Ginnie Mae	11,531	(307)	—	—	11,531	(307)
Collateralized mortgage obligations	—	—	2,746	(232)	2,746	(232)
Total securities available-for-sale in an unrealized loss position	$138,987	$(4,070)	$10,193	$(4,632)	$149,180	$(8,702)

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of the impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows to be collected and the amortized cost basis.

In order to determine OTTI for purchased beneficial interests, that on the purchase date were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there is an adverse change in the remaining expected future cash flows.

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

As of September 30, 2011, the Company’s security portfolio consisted of 358 securities, 25 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s Small Business agency, non-agency collateralized mortgage obligations, and corporate and trust preferred securities as discussed below.

Small Business Administration Agency Securities

The Small Business Administration guarantees the contractual cash flows of our agency securities.  At September 30, 2011, of the three U.S. Government sponsored enterprise agency securities in an unrealized loss position in our available-for-sale portfolios, there were no securities that were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at September 30, 2011 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Non-Agency Collateralized Mortgage Obligations

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

At September 30, 2011, of the two non-agency collateralized mortgage obligations in an unrealized loss position; both were in a continuous unrealized loss position of 12 months or more. Both were rated above investment grade at time of purchase. Both are currently rated below investment grade.  The Bank currently has two obligations totaling $1.6 million that based on expected cash flows, delinquencies and credit support the Company has considered impaired.  The unrealized losses at September 30, 2011 and December 31, 2010 on these two securities were $101,000 and $144,000 respectively.  The securities were in a gross loss position of $101,000 after $15,000 and $66,000 was recorded as expense for the three and nine months ended September 30, 2011, respectively. These securities remain available for sale at September 30, 2011.

Corporate Debt Securities

At September 30, 2011, of the eleven corporate debt securities in an unrealized loss position, five were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary.  In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuers, and the delinquency or default rates based on the applicable bond ratings.  The eleven securities all have variable rate features.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  One of the securities whose unrealized loss positions exceeded 12 months was a $2.5 million Strats-Goldman Sachs corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor.  The current rate on the security is 1.52%.  The unrealized loss at September 30, 2011 and December 31, 2010 was $849,000 and $914,000 respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The security is paying as agreed.

Trust Preferred Securities

The Company currently has $6.3 million invested in nine trust preferred securities as of September 30, 2011 whose unrealized losses have been in a continuous loss position exceeding 12 months or more.  All of the trust preferred securities are pooled issuances. Of the $6.3 million, $3.0 million have variable rates of interest.  All of the securities are on nonaccrual as of September 30, 2011.  The unrealized losses at September 30, 2011 and December 31, 2010 on the nine securities totaled $2.9 million and $3.5 million respectively.

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

The following table provides detailed information related to the trust preferred securities held as of September 30, 2011:

Description	Class	Book Valeue (2)	Fair Value	Unrealized Loss	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks and Insurance Companies Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral
		(Dollars In thousands)
Preferred Term Ltd.	Mezz	$751	$587	$(164)	$(337)	Ca	17	38.07%	26.80%	-32.48%
Preferred Term Ltd.	Mezz	1,506	1,126	(380)	(683)	Ca	17	38.07%	26.80%	-32.48%
Preferred Term Ltd.	Mezz	1,004	751	(253)	(456)	Ca	17	38.07%	26.80%	-32.48%
Preferred Term X	B-3	813	353	(460)	(1,163)	C	33	49.98%	12.92%	-80.43%
Preferred Term XV	B-2	634	184	(450)	(366)	C	49	36.39%	21.52%	-43.07%
Preferred Term XV	B-3	641	186	(455)	(359)	C	49	36.39%	21.52%	-43.07%
Preferred Term XXVI	C-1	673	140	(533)	(312)	C	48	28.26%	17.02%	-21.43%
Preferred Term XXVI	D-1	—	—	—	(497)	N/R	48	28.26%	17.02%	-21.43%
MMCF IX	B-2	244	27	(217)	(710)	Ca	18	50.68%	20.56%	-84.73%
		$6,266	$3,354	$(2,912)	$(4,883)

(1)  The table represents ratings information as of September 30, 2011.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of September 30, 2011.

In the table above, “Excess Subordination Defaults as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:  Total face value of performing collateral minus face value of all outstanding note balances not subordinate to our investment, divided by total face value of performing collateral.  The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Company’s securities would be adversely impacted.  In 2008, 2009 and 2010, the amount of deferrals and defaults on the pools described above rose significantly, which has resulted in substantial reductions in the amounts of performing collateral.  As a result, the negative Excess Subordination Ratio percentages shown in the table signify there is no support from subordinate tranches available to absorb losses before the Company’s securities would be adversely impacted.  A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security.  Other factors affect the timing and amount of cash flows available for payments to the note holders (investors); including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).

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

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Significant inputs at September 30, 2011

Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults thereafter	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	4.02% - 9.67%
Present value discount rates for fair value	15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.   The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.   Upon completion of the September 30, 2011 analysis, our model indicated other-than temporary impairment on one of these securities for the quarter ended September 30, 2011, which resulted from management projecting additional defaults and deferrals during the period.

Three of the eight securities had OTTI losses of $292,000 during 2011 of which $58,000 was recorded as expense during the three months ended September 30, 2011.  These eight securities remain classified as available-for-sale at September 30, 2011.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

Index

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

The table below presents a roll-forward of the credit losses recognized in earnings for the nine months ended September 30, 2011 and 2010 (in thousands):

	September 30, 2011	September 30, 2010
Beginning Balance	$5,740	$3,317
Credit loss for which other-than-temporary impairment was not previously recognized	66
Additional credit loss for which other-than-temporary impairment was previously recognized	292	1,700
Ending Balance	$6,098	$5,017

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

Note D – Loans Receivable

The components of loans receivable at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Residential mortgages	$89,319	$90,033
Home equity loans	44,120	42,122
Consumer loans	34,924	35,879
Commercial real estate	80,922	77,851
Commercial loans	40,019	40,965
	289,304	286,850
Allowance for loan losses	(3,101)	(4,276)
Net loans	$286,203	$282,574

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of the lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  commercial real estate, commercial loans, consumer loans, home equity loans and residential mortgages.

Index

Note D – Loans Receivable (Continued)

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

The following table sets forth the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$658	$1,327	$356	$265	$464	$3,070
Charge-offs	(23)	—	(77)	—	(6)	(106)
Recoveries	28	1	57	1	—	87
Provision for loan losses	5	33	8	(15)	19	50
Ending balance	$668	$1,361	$344	$251	$477	$3,101

Index

Note D – Loans Receivable (Continued)

For the Nine Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,668	$576	$337	$264	$431	$4,276
Charge-offs	(2,061)	(80)	(165)	(4)	(6)	(2,316)
Recoveries	33	3	102	3	—	141
Provision for loan losses	28	862	70	(12)	52	1,000
Ending balance	$668	$1,361	$344	$251	$477	$3,101

	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$106	$679	$—	$—	$—	$785
Collectively evaluated for impairment	562	682	344	251	477	2,316
Total	$668	$1,361	$344	$251	$477	$3,101

	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Loans:
Individually evaluated for impairment	$223	$1,011	$—	$—	$—	$1,234
Collectively evaluated for impairment	39,796	79,911	34,924	44,120	89,319	288,070
Total	$40,019	$80,922	$34,924	$44,120	$89,319	$289,304

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,971	$528	$372	$165	$416	$3,452
Charge-offs	—	—	(103)	—	(27)	(130)
Recoveries	68	3	55	1	—	127
Provision for loan losses	717	(45)	40	2	(64)	650
Ending balance	$2,756	$486	$364	$168	$325	$4,099

For the Nine Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)

Beginning balance	$1,259	$635	$431	$191	$385	$2,901
Charge-offs	(57)	—	(204)	(134)	(31)	(426)
Recoveries	136	5	132	1	—	274
Provision for loan losses	1,418	(154)	5	110	(29)	1,350
Ending balance	$2,756	$486	$364	$168	$325	$4,099

	Commercial	Commercial	Consumer	Home	Residential
September 30, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$2,147	$—	$—	$—	$—	$2,147
Collectively evaluated for impairment	609	486	364	168	325	1,952
Total	$2,756	$486	$364	$168	$325	$4,099

Index

Note D – Loans Receivable (Continued)

	Commercial	Commercial	Consumer	Home	Residential
December 31, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$2,043	$98	$—	$—	$—	$2,141
Collectively evaluated for impairment	625	478	337	264	431	2,135
Total	$2,668	$576	$337	$264	$431	$4,276

	Commercial	Commercial	Consumer	Home	Residential
December 31, 2010	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Loans:
Individually evaluated for impairment	$2,043	$1,383	$—	$—	$—	$3,426
Collectively evaluated for impairment	38,922	76,468	35,879	42,122	90,033	283,424
Total	$40,965	$77,851	$35,879	$42,122	$90,033	$286,850

The following table presents loans individually evaluated for impairment by segment of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
With an allowance recorded:
Commercial real estate	1,011	1,011	679
Commercial loans	223	223	106
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
Total	$1,234	$1,234	$785

Index

Note D – Loans Receivable (Continued)

December 31, 2010

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
With an allowance recorded:
Commercial real estate	1,383	1,383	98
Commercial loans	2,043	2,043	2,043
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
Total	$3,426	$3,426	$2,141

The following table presents the average recorded investment and cash basis interest income recognized by segment of loans for loans individually evaluated for impairment for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended
	September 30, 2011		September 30, 2010
		Cash Basis		Cash Basis
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Home equity	—	—	—	—
Residential mortgages	—	—	—	—
With an allowance recorded:
Commercial real estate	1,151	—	—	—
Commercial loans	223	—	2,156	—
Consumer loans	—	—	—	—
Home equity	—	—	—	—
Residential mortgages	—	—	—	—
Total	$1,374	$—	$2,156	—

Nine Months Ended
	September 30, 2011		September 30, 2010
		Cash Basis		Cash Basis
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Home equity	—	—	—	—
Residential mortgages	—	—	—	—

Index

Note D – Loans Receivable (Continued)

With an allowance recorded:
Commercial real estate	1,304	—	—	—
Commercial loans	1,373	9	2,161	35
Consumer loans	—	—	—	—
Home equity	—	—	—	—
Residential mortgages	—	—	—	—
Total	$2,677	$9	$2,161	35

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$1,011	$—
Commercial loans	282	—
Consumer loans	—	—
Home equity	150	—
Residential mortgages	267	—
Total	$1,710	$—

	December 31, 2010
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$1,555	$—
Commercial loans	2,175	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	247	—
Total	$3,977	$—

The following represents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans.

	September 30, 2011
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$80,922	$—	$—	$1,011	$1,011	$79,911
Commercial loans	40,019	—	11	212	223	39,796
Consumer loans	34,924	69	150	—	219	34,705
Home equity	44,120	10	—	—	10	44,110
Residential mortgages	89,319	—	267	267	534	88,785
Total	$289,304	$79	$428	$1,490	$1,997	$287,307

Index

Note D – Loans Receivable (Continued)

	December 31, 2010
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$77,851	$99	$1,522	$90	$1,711	$76,140
Commercial loans	40,965	11	275	53	339	40,626
Consumer loans	35,879	90	—	—	90	35,789
Home equity	42,122	5	—	—	5	42,117
Residential mortgages	90,033	—	95	247	342	89,691
Total	$286,850	$205	$1,892	$390	$2,487	$284,363

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $250,000 or are included in groups of homogenous loans.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed (all loans graded within past 12 months), the risk category:

	September 30, 2011
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$13,075	$64,681	$1,045	$1,235	$886
Commercial loans	13,731	25,730	189	56	313
Total	$26,806	$90,411	$1,234	$1,291	$1,199

	December 31, 2010
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$17,051	$59,250	$—	$1,550	$—
Commercial loans	13,097	24,858	436	340	2,234

Total	$30,148	$84,108	$436	$1,890	$2,234

Index

Note E – Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and nine months ended September 30, 2011 and 2010, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.  Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended September 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$5,039	$—	$—	$	$5,039
Provision for loan losses	50	—	—	—	50
Net interest income after provision for loan losses	4,989	—	—	—	4,989
Investment gains, net	(485)	—	—	—	(485)
Non-interest income	1,406	2,363	1,566	330	5,665
Non-interest expenses	4,329	2,403	1,248	347	8,327
Depreciation and amortization	393	16	24	—	433
Income (loss) before income taxes	1,188	(56)	294	(17)	1,409
Income tax expense (benefit)	348	(52)	98	(5)	389
Net income (loss)	840	(4)	196	(12)	1,020
Less: net income attributable to noncontrolling interest	64	—	—	—	64
Net income (loss) attributable to Oneida Financial Corp.	$776	$(4)	$196	$(12)	$956

Total Assets	$659,286	$19,441	$5,997	$191	$684,915

	Three Months Ended September 30, 2010
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,628	$—	$—	$—	$4,628
Provision for loan losses	650	—	—	—	650
Net interest income after provision for loan losses	3,978	—	—	—	3,978
Investment gains, net	297	—	—	—	297
Non-interest income	1,376	2,184	1,371	290	5,221
Non-interest expenses	3,958	2,469	1,154	313	7,894
Depreciation and amortization	408	40	32	1	481
Income (loss) before income taxes	1,285	(325)	185	(24)	1,121
Income tax expense (benefit)	312	(138)	76	(8)	242
Net income (loss)	973	(187)	109	(16)	879
Less: net income attributable to noncontrolling interest	64	—	—	—	64
Net income (loss) attributable to Oneida Financial Corp.	$909	$(187)	$109	$(16)	$815

Total Assets	$638,864	$15,997	$5,125	$147	$660,133

Index

Note E – Segment Information (Continued)

	Nine Months Ended September 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$14,891	$—	$—	$—	$14,891
Provision for loan losses	1,000	—	—	—	1,000
Net interest income after provision for loan losses	13,891	—	—	—	13,891
Investment gains, net	130	—	—	—	130
Non-interest income	3,720	8,589	4,746	953	18,008
Non-interest expenses	12,670	7,565	3,810	974	25,019
Depreciation and amortization	1,149	103	74	1	1,327
Income (loss) before income taxes	3,922	921	862	(22)	5,683
Income tax expense (benefit)	728	371	333	(6)	1,426
Net income (loss)	3,194	550	529	(16)	4,257
Less: net income attributable to noncontrolling interest	192	—	—	—	192
Net income (loss) attributable to Oneida Financial Corp.	$3,002	$550	$529	$(16)	$4,065

Total Assets	$659,286	$19,441	$5,997	$191	$684,915

	Nine Months Ended September 30, 2010
	Banking	Insurance	Benefit Consulting	Risk Management	Total
	Activities	Activities	Activities	Activities
	(In thousands)
Net interest income	$13,357	$—	$—	$—	$13,357
Provision for loan losses	1,350	—	—	—	1,350
Net interest income after provision for loan losses	12,007	—	—	—	12,007
Investment losses, net	(728)	—	—	—	(728)
Non-interest income	3,814	7,796	4,401	745	16,756
Non-interest expenses	12,171	7,025	3,454	790	23,440
Depreciation and amortization	1,250	130	94	2	1,476
Income (loss) before income taxes	1,672	641	853	(47)	3,119
Income tax expense (benefit)	53	283	352	(17)	671
Net income (loss)	1,619	358	501	(30)	2,448
Less: net income attributable to noncontrolling interest	192	—	—	—	192
Net income (loss) attributable to Oneida Financial Corp.	$1,427	$358	$501	$(30)	$2,256

Total Assets	$638,864	$15,997	$5,125	$147	$660,133

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

	2011	2010
	(In thousands)
Assets
Total assets for reportable segments	$684,915	$660,133
Elimination of intercompany cash balances	(6,589)	(12,207)
Consolidated Total	$678,326	$647,926

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

Changes in Fair Values for the nine months ended September 30, 2011, for items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
In Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	(Losses)	Income	Expense	Earnings
(In thousands)
Assets:
Trading securities	$138	20	—	$158

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

For the three and nine months ended September 30, 2011, corporate securities are priced using Level 2 inputs.  For the three and nine months ended September 30, 2010, there was one corporate security that was priced using Level 3 inputs due to the lack of market of similar type investments.  The Company obtained broker quotes on this investment based on trading desk information in which the prices were heavily influenced by unobservable market inputs.  The security is still owned by the Company but is currently being priced under Level 2 inputs.

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

Impaired Loans:  Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $1.0 million, with a valuation allowance of $679,000 at September 30, 2011.  Impaired commercial real estate loans had a principal balance of $1.4 million, with a valuation allowance of $98,000 at December 31, 2010.  The increase in the specific allowance resulted in the increase in provisions for loan losses in the current year of $581,000.  Estimates of fair value used for other collateral supporting commercial loans generally are not observable in the marketplace and therefore, such valuations have been classified as Level 3. Impaired commercial loans had a principal balance of $223,000 with a valuation allowance of $106,000 as of September 30, 2011.  Impaired commercial loans had a principal balance of $2.0 million with a valuation allowance of $2.0 million as of December 31, 2010.  This loan was charged off in April 2011.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Assets:	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$6,970	—	$5,111	$1,859
Available-for- sale securities
U.S. Agency	39,803	—	39,803	—
Corporate	27,498	—	27,498	—
Trust preferred securities	3,354	—	—	3,354
State and municipal	45,083	—	45,083	—
Small Business Administration	7,070	—	7,070	—
Residential mortgage-backed securities	79,276	—	79,276	—
Collateralized mortgage obligations	2,151	—	2,151	—
Total	$211,205	$—	$205,992	$5,213

Index

Note F – Fair Value (Continued)

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Assets:	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,691	—	$5,790	$1,901
Available-for- sale securities
U.S. Agency	69,145	—	69,145	—
Corporate	24,253	—	24,253	—
Trust preferred securities	3,404	—	—	3,404
State and municipal	49,070	—	49,070	—
Small Business Administration	2,936	—	2,936	—
Residential mortgage-backed securities	75,192	—	75,192	—
Collateralized mortgage obligations	3,478	—	3,478	—
Total	$235,169	$—	$229,864	$5,305

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, June 30, and September 30:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading	Trust
	Securities	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2011	$1,901	$3,404	$5,305
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(10)
Other changes in fair value	(5)	—	(5)
Net impairment losses recognized in earnings	—	(205)	(205)
Interest payments applied to principal	—	(6)	(6)
Included in other comprehensive income	—	376	376

Ending balance March 31, 2011	$1,886	$3,569	$5,455
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(10)
Other changes in fair value	23	—	23
Net impairment losses recognized in earnings	—	(30)	(30)
Interest payments applied to principal	—	(5)	(5)
Included in other comprehensive income	—	73	73

Ending balance June 30, 2011	$1,899	$3,607	$5,506

Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—
Other changes in fair value	(40)	—	(40)
Net impairment losses recognized in earnings	—	(58)	(58)
Interest payments applied to principal	—	(289)	(289)
Included in other comprehensive income	—	94	94

Ending balance September 30, 2011	$1,859	$3,354	$5,213

Index

Note F – Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading		Trust
	Securities	Corporate	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2010	$2,059	$2,250	$5,921	$10,230
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	—	(10)
Other changes in fair value	(24)	—	—	(24)
Net impairment losses recognized in earnings	—	—	(937)	(937)
Interest payments applied to principal	—	—	(252)	(252)
Included in other comprehensive income	—	—	299	299
Ending balance March 31, 2010	$2,025	$2,250	$5,031	$9,306
Included in earnings
Interest income on securities	(10)	—	—	(10)
Other changes in fair value	(256)	—	—	(256)
Net impairment losses recognized in earnings	—	—	(58)	(58)
Included in other comprehensive income	—	(850)	960	110

Ending balance June 30, 2010	$1,759	$1,400	$5,933	$9,092
Included in earnings
Interest income on securities	(9)	—	—	(9)
Other changes in fair value	53	—	—	53
Net impairment losses recognized in earnings	—	—	(649)	(649)
Interest payments applied to principle	—	—	(5)	(5)
Included in other comprehensive income	—	—	(373)	(373)

Ending balance September 30, 2010	$1,803	$1,400	$4,906	$8,109

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

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$41,824	$41,824	$33,741	$33,741
Trading securities	6,970	6,970	7,691	7,691
Investment securities, available for sale	204,235	204,235	227,478	227,478
Investment securities, held to maturity	54,165	56,404	24,143	25,070
Loans held for sale	1,663	1,663	857	865
Loans receivable, net	286,203	299,097	282,574	297,342
Federal Home Loan Bank stock	2,155	N/A	2,109	N/A
Accrued interest receivable	2,550	2,550	2,455	2,455

Financial liabilities:
Deposits	$556,594	$559,195	$552,164	$560,226
Federal Home Loan Bank advances	11,000	11,316	12,000	12,308
Accrued interest payable	37	37	53	53

Index

Note F – Fair Value (Continued)

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

Note G – Accounting Pronouncements

In April 2011, the FASB issued additional guidance to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The guidance clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has

Index

Note G – Accounting Pronouncements (Continued)

granted a concession and whether a debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The disclosures and guidance are required to be included with the Company’s September 30, 2011 interim financial statement.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued amended fair value measurement and disclosure requirements.  This guidance represents converged guidance of the FASB and IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments are to be applied prospectively.   The amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued guidance on the testing of goodwill for impairment. The guidance amends the Codification to allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The amendments are intended to improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years after December 31, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The Company does not feel that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

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

Index

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

Note J – Minority Interest

The noncontrolling interest represents the minority interest of preferred stockholders in Oneida Preferred Funding Corp., a Real Estate Investment Trust that primarily engages in investing activities of residential and commercial real estate mortgages. During 2009, 5,000 shares of additional stock, representing $2.5 million were issued with a call provision of two years.  As of September 30, 2011, these additional shares were repurchased by the Bank which reduced the minority interest of the preferred stockholders to $59,000 as of September 30, 2011.

Note K – Stock Repurchases

Prior to the stock offering and conversion as of July 7, 2010, as summarized in footnote H, common stock that was repurchased was classified as treasury stock and recorded at cost.  Effective with the stock offering and conversion, the Company became a Maryland Corporation which does not recognize treasury shares but considers common stock repurchases to result in the retirement of stock.  For the nine months ended September 30, 2010, $136,000 of shares were repurchased and considered treasury shares.  For the nine months ended September 30, 2011, $863,000 of shares were repurchased and retired.

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

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend as of September 28, 2011 of $0.12 per share which was paid to its shareholders on October 25, 2011.

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

Index

RECENT LEGISLATION

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010, which significantly changed the bank regulatory structure and will affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated, as of July 21, 2011, the Office of Thrift Supervision, which regulated savings and loan holding companies.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Any depository institution holding company that was not regulated by the Federal Reserve Board as of May 19, 2010 has a five year period until the Dodd-Frank Act capital requirements apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

FINANCIAL CONDITION

ASSETS.  Total assets at September 30, 2011 were $678.3 million, an increase of $16.7 million, or 2.5%, from $661.6 million at December 31, 2010. The increase in total assets was primarily attributable to an increase in cash and cash equivalents, loans receivable and securities.

Mortgage-backed securities increased $18.3 million, or 20.4%, to $108.2 million at September 30, 2011 as compared with $89.9 million at December 31, 2010.  Investment securities decreased $11.5 million or 7.1%, to $150.2 million at September 30, 2011 as compared to $161.7 million at December 31, 2010. The increase in mortgage-backed securities was due to purchases of securities during the period.  In addition, proceeds from calls and maturities of investment securities were used to purchase mortgage–backed securities.

Cash and cash equivalents increased $8.1 million, or 24.0%, to $41.8 million at September 30, 2011 from $33.7 million at December 31, 2010.  The increase in cash and cash equivalents was due to an increase in both retail and municipal deposits and the timing of the investment of excess cash on hand.

Index

Trading securities decreased $721,000, or 9.4%, to $7.0 million at September 30, 2011 as compared with $7.7 million at December 31, 2010 and represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities represents the sale of certain preferred securities during the year offset by an increase in fair value during 2011 that was reflected through the income statement.

Loans receivable, including loans held for sale, increased $3.3 million, or 1.1%, to $291.0 million at September 30, 2011 as compared with $287.7 million at December 31, 2010.  We continue to maintain a diversified loan portfolio mix. We sold $12.8 million in fixed rate residential loans during the nine months ended September 30, 2011. We have continued to maintain balanced loan originations during the first nine months of 2011: residential mortgage loan originations were $22.8 million, consumer loan originations were $22.8 million and commercial loan originations were $27.1 million.

LIABILITIES.  Total liabilities increased by $13.5 million, or 2.3%, to $589.2 million at September 30, 2011 from $575.7 million at December 31, 2010.  The increase was primarily the result of an increase in deposits of $4.4 million and an increase in due to broker of $11.5 million.

Deposit accounts increased $4.4 million, or 0.8%, to $556.6 million at September 30, 2011 from $552.2 million at December 31, 2010.  Interest-bearing deposit accounts decreased by $909,000, or 0.2%, to $486.1 million at September 30, 2011 from $487.0 million at December 31, 2010.  Non-interest bearing deposit accounts increased $5.3 million, or 8.1%, to $70.5 million at September 30, 2011 from $65.2 million at December 31, 2010.  The increase in deposit accounts was primarily a result of an increase in municipal deposits offset by a decrease in retail accounts due to the general management of overall deposit balances.  Municipal deposits increased $12.4 million to $129.7 million at September 30, 2011 from $117.3 million at December 31, 2010.  This increase was concurrent with local tax collections by various municipalities combined with the addition of new account relationships.

Borrowings decreased $1.0 million, or 8.3%, to $11.0 million at September 30, 2011 from $12.0 million at December 31, 2010.

Other liabilities decreased $1.4 million, or 12.2%, to $10.1 million at September 30, 2011 from $11.5 million at December 31, 2010. The decrease in other liabilities is primarily due to the decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at September 30, 2011 from December 31, 2010.  Due to broker are amounts due from the timing of settling $11.5 million of purchased investment and mortgage-backed securities with a settlement date being subsequent to September 30, 2011.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at September 30, 2011 was $89.2 million, an increase of $3.3 million, or 3.8%, from $85.9 million at December 31, 2010.  The increase in stockholders’ equity was a result of net income of $4.1 million for the nine months ended September 30, 2011.  In addition, there was a decrease in accumulated other comprehensive loss of $5.0 million at September 30, 2011 resulting from an increase in the market value of mortgage-backed and investment securities and the change in the unrealized loss on pension benefits.  The recognition of other-than-temporary impairment through current quarter earnings on certain investment securities resulted in a decrease in the net unrealized loss on our available for sale securities.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders.  Quarterly dividends declared during the first nine months of 2011 were $0.36 per share resulting in a reduction in stockholders’ equity of $2.6 million. Also offsetting the increases in stockholders’ equity was the repurchase by the Bank of $2.5 million of a non-controlling interest in a subsidiary and the repurchase of 96,695 shares of common stock of the Company.

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

Index

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
		2011			2010			2010
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets
Interest-earning Assets:

Loans Receivable	$286,890	$3,939	5.49%	$291,734	$4,187	5.74%	$293,711	$16,791	5.72%
Investment and Mortgage-Backed Securities	258,533	1,974	3.05%	212,192	1,747	3.29%	202,742	6,648	3.28%
Federal Funds	15,731	3	0.08%	34,745	11	0.13%	31,919	39	0.12%
Equity Securities	7,627	69	3.62%	6,885	76	4.42%	7,385	302	4.09%
Total Interest-earning Assets	568,781	5,985	4.21%	545,556	6,021	4.41%	535,757	23,780	4.44%

Non interest-earning Assets:
Cash and due from banks	10,747			10,820			11,108
Other assets	76,663			76,728			77,013
Total assets	$656,191			$633,104			$623,878

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$169,518	$214	0.50%	$158,198	$362	0.91%	$158,842	$1,465	0.92%
Savings Accounts	102,539	92	0.36%	89,880	137	0.60%	87,483	508	0.58%
Interest-bearing Checking	61,941	13	0.08%	54,187	27	0.20%	55,853	106	0.19%
Time Deposits	144,791	504	1.38%	150,142	633	1.67%	152,734	2,606	1.71%
Borrowings	11,118	121	4.32%	19,565	234	4.75%	21,072	996	4.73%
Notes Payable	272	2	2.92%	—	—	—	—	—	—
Total Interest-bearing Liabilities	490,179	946	0.77%	471,972	1,393	1.17%	475,984	5,681	1.19%

Non-interest-bearing Liabilities:
Demand deposits	69,318			65,527			63,798
Other liabilities	5,689			2,107			10,928
Total liabilities	$565,186			$539,606			$550,710
Stockholders’ equity	91,005			83,498			73,168
Total liabilities and stockholders’ equity	$656,191			$623,104			$623,878

Net Interest Income		$5,039			$4,628			$18,099
Net Interest Spread			3.44%			3.24%			3.25%
Net Earning Assets	$78,602			$73,584			$59,773
Net yield on average
Interest-earning assets		3.54%			3.39%			3.38%
Average interest-earning assets to average Interest-bearing liabilities		116.04%			115.59%			112.56%

Index

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
		2011			2010			2010
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets
Interest-earning Assets:

Loans Receivable	$286,059	$11,722	5.46%	$295,194	$12,688	5.73%	$293,711	$16,791	5.72%
Investment and Mortgage-Backed Securities	263,325	6,088	3.08%	189,863	4,839	3.40%	202,742	6,648	3.28%
Federal Funds	24,515	17	0.09%	32,078	28	0.12%	31,919	39	0.12%
Equity Securities	7,438	191	3.42%	7,418	228	4.10%	7,385	302	4.09%
Total Interest-earning Assets	581,337	18,018	4.13%	524,553	17,783	4.52%	535,757	23,780	4.44%

Non interest-earning Assets:
Cash and due from banks	10,981			11,243			11,108
Other assets	75,077			77,721			77,013
Total assets	$667,395			$613,517			$623,878
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$178,294	$786	0.59%	$153,607	$1,116	0.97%	$158,842	$1,465	0.92%
Savings Accounts	97,852	289	0.39%	88,378	398	0.60%	87,483	508	0.58%
Interest-bearing Checking	66,648	50	0.10%	53,642	81	0.20%	55,853	106	0.19%
Time Deposits	148,855	1,612	1.45%	152,901	1,990	1.74%	152,734	2,606	1.71%
Borrowings	11,735	384	4.38%	23,489	841	4.79%	21,072	996	4.73%
Notes Payable	198	6	4.05%	—	—	—	—	—	—
Total Interest-bearing Liabilities	503,582	3,127	0.83%	472,017	4,426	1.25%	475,984	5,681	1.19%

Non-interest-bearing Liabilities:
Demand deposits	66,820			63,255			63,798
Other liabilities	8,583			10,506			10,928
Total liabilities	$578,985			$545,778			$550,710
Stockholders’ equity	88,410			67,739			73,168
Total liabilities and stockholders’ equity	$667,395			$613,517			$623,878

Net Interest Income		$14,891			$13,357			$18,099
Net Interest Spread			3.30%			3.27%			3.25%
Net Earning Assets	$77,755			$52,536			$59,773
Net yield on average
Interest-earning assets		3.42%			3.40%			3.38%
Average interest-earning assets to average Interest-bearing liabilities		115.44%			111.13%			112.56%

RESULTS OF OPERATIONS

General.  Net income for the three months ended September 30, 2011 was $956,000 compared to $815,000 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, basic net income per share was $0.14 as compared with basic net income per share of $0.12 for the three months ended September 30, 2010.  The increase in net income is primarily the result of an increase in net interest income and an increase in non-interest income.  These increases in income were partially offset by a decrease in net investment gains, an increase in non-interest expenses and an increase in income tax provisions during the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.

Net income for the nine months ended September 30, 2011 was $4.1 million compared to $2.3 million for the nine months ended September 30, 2010.  Net income from operations, excluding noncash investment securities charges of $200,000, net of $54,000 income taxes, was $4.2 million.  Non-cash investment securities charges consisted of impairment charges of $358,000 incurred on eight trust preferred securities and two privately issued collateralized mortgage obligations offset by the non-cash increase to earnings of $158,000 recognized in connection with the increase in market value of our

Index

trading securities, net of $54,000 in income taxes, for a net non-cash increase of $146,000.  This compares to net income from operations for the same period in 2010 of $3.8 million.  Net income excluding the non-cash charges and benefits to earnings increased due primarily to an increase in net interest income and an increase in non-interest income partially offset by a decrease in investment gains, an increase in non-interest expense and an increase in the provision for income taxes. The table below summarizes the Company’s operating results excluding these cumulative non-cash charges related to the change in fair value of trading securities and the non-cash impairment charges recorded as net investment losses in each period.

Reported Results
(including non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)
	Nine Months Ending	Nine Months Ending
	Sept 30, 2011	Sept 30, 2010
Net interest income	$14,891	$13,357
Provision for loan losses	1,000	1,350
Investment losses	(28)	(413)
Change in fair value of investments	158	(315)
Non-interest income	18,008	16,756
Non-interest expense	26,346	24,916
Income tax provision	1,426	671
Net income	4,257	2,448
Income attributable to noncontrolling interest	(192)	(192)
Net income attributable to Oneida Financial Corp.	$4,065	$2,256

Net income per diluted share	$0.58	$0.32

Operating Results / Non-GAAP
(excluding non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Nine Months Ending	Nine Months Ending
	Sept 30, 2011	Sept 30, 2010
Net interest income	$14,891	$13,357
Provision for loan losses	1,000	1,350
Investment gains	330	1,287
Non-interest income	18,008	16,756
Non-interest expense	26,346	24,916
Income tax provision	1,480	1,132
Net income	4,403	4,002
Income attributable to noncontrolling interest	(192)	(192)
Net income attributable to Oneida Financial Corp.	$4,211	$3,810

Net income per diluted share	$0.60	$0.54

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

Interest and Dividend Income. Interest and dividend income decreased by $36,000, or 0.6%, to $6.0 million for the three months ended September 30, 2011 from $6.0 million for the three months ended September 30, 2010.  Interest and fees on loans decreased by $248,000 for the three months ended September 30, 2011 as compared with the same period in 2010.  Interest and dividend income on mortgage-backed and other investment securities increased $227,000 to $2.0 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010.  Interest income earned on federal funds sold decreased $8,000 during the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.

Index

For the nine months ended September 30, 2011, interest and dividend income increased by $235,000, or 1.3% to $18.0 million from $17.8 million for the nine months ended September 30, 2010.  Interest and fees on loans decreased by $966,000 for the nine months ended September 30, 2011 as compared with the same period in 2010.  Interest and dividend income on mortgage-backed and other investment securities increased $1.2 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.

The decrease in income on loans resulted from a decrease of 25 basis points in the average yield on loans to 5.49% from 5.74% and a decrease of $4.8 million in the average balance of loans to $286.9 million in the third quarter of 2011 from $291.7 million in the third quarter of 2010.  At September 30, 2011, net loans receivable were $287.9 million as compared with $285.4 million at September 30, 2010, an increase of 0.8%.  The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower interest rates earned on new loans and variable rate loans.  For the nine months ended September 30, 2011, the decrease in income on loans resulted from a decrease of 27 basis points in the average yield on loans to 5.46% from 5.73% and a decrease of $9.1 million in the average balance of loans to $286.1 million from $295.2 million for the nine months ended September 30, 2010.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $46.3 million in the average balance of investment and mortgage-backed securities to $258.5 million during the third quarter of 2011 from $212.2 million during the third quarter of 2010 partially offset by a decrease of 24 basis points in the average yield earned to 3.05% from 3.29%.  For the nine months ended September 30, 2011, interest on investment and mortgage-backed securities increased $1.2 million as compared with the same period in 2010 due to an increase in the average balance of $73.5 million partially offset by a decrease in the average yield of 32 basis points.  The decrease in average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is the result of purchases of securities required to collateralize the increased balances of municipal deposits as well as the investment of proceeds received as part of our second step conversion that took place in July 2010.

Interest income on federal funds sold decreased as a result of a decrease in the average yield as well as a decrease of $19.0 million in the average balance of federal funds sold to $15.7 million during the third quarter of 2011 as compared with $34.7 million during the three months ended September 30, 2010.  For the nine months ended September 30, 2011, interest income on federal funds sold decreased $11,000 due to a decrease in both the average yield and average balance.  The decrease in the yield is due to decreases in interest rates paid on federal funds during the period.  The decrease in the average balance is due to the investment of excess liquidity into investment and mortgage-backed securities.

Income from equity securities decreased $7,000 due to a decrease in the average yield of 80 basis points partially offset by an increase of $742,000 in the average balance from $6.9 million for the three months ended September 30, 2010 to $7.6 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2011, interest income on equity securities decreased $37,000 as a result of a decrease in the average yield as compared with the same period in 2010.

Interest Expense.  Interest expense decreased $447,000, or 32.1%, to $946,000 for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the third quarter of 2011 of $336,000, decreasing to $823,000 from $1.2 million during the third quarter of 2010.  In addition, borrowing expense decreased to $121,000 for the three months ended September 30, 2011 compared with $234,000 for the three months ended September 30, 2010.  Interest expense decreased $1.3 million, or 29.4% to $3.1 million for the nine months ended September 30, 2011 from $4.4 million for the nine months ended September 30, 2010.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $31.7 million, or 10.5%, to $334.0 million at an average cost of 0.38% during the third quarter of 2011 from $302.3 million at an average cost of 0.46% during the third quarter of 2010.  During the same period the average balance of time deposits decreased $5.3 million, or 3.5%, to $144.8 million in the third quarter of 2011 from $150.1 million during the third quarter of 2010 and the average rate paid on time deposits decreased 29 basis points. For the nine months ended September 30, 2011, the average cost of deposits was 0.74% as compared with 1.07% for the nine month period in 2010.  In addition, the average balance of deposit accounts increased $43.1 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.

The decrease in borrowing expense for the third quarter 2011 as compared to the third quarter 2010 was due to a decrease in the average balance of borrowings outstanding in the September 30, 2011 period to $11.1 million as compared with $19.6 million during the September 30, 2010 period as well as a 43 basis point decrease in the average rate paid on

Index

borrowed funds to 4.32% for the 2011 period.  For the nine months ended September 30, 2011, interest expense on borrowings decreased $457,000 due to a decrease in the average balance outstanding of borrowings to $11.7 million as compared to $23.5 million for the nine month period 2010.  The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2010.

Provision for Loan Losses.  The total provision for loan losses for the three and nine months ended September 30, 2011 was $50,000 and $1.0 million, respectively.  The total provision for loan losses for the three and nine months ended September 30, 2010 was $650,000 and $1.3 million, respectively.  Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the nine months ended September 30, 2011 is primarily the result of a specific reserve established on a previously identified problem loan relationship.  Continued deterioration of the credit gave rise to the additional specific reserve.  Loans individually evaluated for impairment totaled $1.2 million at September 30, 2011 and had an allocated allowance for loan loss reserve of $785,000.  Loans individually evaluated for impairment at December 31, 2010 totaled $3.4 million and had an allocated allowance for loan loss of $2.1 million.

 Nonperforming loans totaled $1.7 million, or 0.59% of total loans at September 30, 2011 compared with $2.3 million or 0.80% of total loans at September 30, 2010. The decrease in nonperforming loans from September 30, 2010 to September 30, 2011 was primarily attributable to the charge-off of a fully reserved, impaired, unsecured commercial loan with a principal balance of $2.0 million in April 2011.   Net charge-off activity for the nine months ended September 30, 2011 was $2.2 million as compared with $152,000 in net charge-offs during the nine months ended September 30, 2010.  The balance of the allowance for loan losses was $3.1 million or 1.08% of loans receivable at September 30, 2011 compared with $4.1 million or 1.44% of loans receivable at September 30, 2010.

Investment Gains (losses):  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended September 30, 2011 the market value of our trading securities decreased $665,000 as compared with an increase of $409,000 in the 2010 period.  For the nine months ended September 30, 2011, the market value of our trading securities increased $158,000 as compared with a decrease of $315,000 in the 2010 period. The increase in market value of the Company’s trading securities in the 2011 period is reflective of the increase in broader equity markets during the first half of the year as well as the volatility that can exist.

Net impairment losses for the three months ended September 30, 2011 were $72,000 as compared with net impairment losses of $649,000 during three months ended September 30, 2010.  The net investment losses were the result of non-cash impairment charges recorded for eight trust preferred securities and two privately-issued collateralized mortgage obligations which were determined to be other-than-temporarily impaired.  The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies.  For the nine months ended September 30, 2011, net impairment charges totaled $358,000 as compared with $1.7 million for the same period in 2010.  See Footnote C Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

During the third quarter of 2011 the Company realized $252,000 of investment gains as compared with realized gains of $537,000 during the three months ended September 30, 2010.  For the nine months ended September 30, 2011, net gains on sales of securities totaled $330,000 as compared with $1.3 million for the same period in 2010.

Non-Interest Income.  Non-interest income increased by $444,000, or 8.5%, to $5.7 million for the three months ended September 30, 2011 from $5.2 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, non-interest income increased by $1.2 million or 7.5%, to $18.0 million from $16.8 million for the nine months ended September 30, 2010.

Index

Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $414,000, or 10.8%, to $4.3 million during the three months ended September 30, 2011 as compared with $3.8 million during the three months ended September 30, 2010. Insurance subsidiary revenue of Bailey & Haskell Associates was $2.4 million for the three months ended September 30, 2011 as compared with $2.2 million during the three months September 30, 2010.  Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.6 million for the three months ended September 30, 2011 as compared with $1.4 million during the third quarter of 2010.  Risk management activities of Workplace Health Solutions generated $330,000 of revenue for the three months ended September 30, 2011 as compared with $290,000 in revenue during the same period of 2010.  The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.  Revenue derived from non-banking subsidiaries increased $1.3 million or 10.4% to $14.3 million for the nine months ended September 30, 2011 as compared with $12.9 million for the nine months ended September 30, 2010.

Deposit account service fees increased slightly to $649,000 during the three months ended September 30, 2011 from $630,000 during the three months ended September 30, 2010.  For the nine months ended September 30, 2011, deposit account service fees decreased $37,000 as compared with the same period in 2010. The combination of fee reductions and the higher account balances currently maintained resulted in the decrease in deposit service fee revenue.

We also experienced a decrease in income from the sale and servicing of fixed-rate residential real estate loans. The decrease is primarily the result of a decrease in the volume of loan sale activity in the third quarter of 2011 as compared with higher level of activity in the third quarter of 2010.  Income from the sale and servicing of fixed-rate residential real estate loans was $240,000 during the three months ended September 30, 2011 compared with $348,000 during the three months ended September 30, 2010.  For the nine months ended September 30, 2011, income from the sale and servicing of fixed-rate residential real estate was $528,000 as compared with $710,000 for the nine months ended September 30, 2010.

Non-Interest Expense.  Non-interest expense increased by $385,000, or 4.6%, to $8.8 million for the three months ended September 30, 2011 from $8.4 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, non-interest expense increased by $1.4 million, or 5.7%, to $26.3 million as compared with $24.9 million for the same period in 2010.  The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2011 was $5.6 million, an increase of $181,000, or 3.3%, as compared with compensation expense of $5.4 million during the third quarter of 2010.  Compensation for the nine months ended September 30, 2011 was $17.0 million, an increase of $1.2 million, or 7.6%, as compared with compensation expense of $15.8 million for the same period in 2010. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense decreased $34,000, or 2.8%, to $1.2 million for the three months ended September 30, 2011 as compared to $1.2 million during the three months ended September 30, 2010. For the nine months ended September 30, 2011, building occupancy and equipment expense decreased $141,000, or 3.8%, to $3.6 million as compared to $3.7 million for the same period in 2010.

Other operating expenses increased $238,000, or 13.4%, to $2.0 million for the three months ended September 30, 2011 as compared to $1.8 million during the three months ended September 30, 2010.  For the nine months ended September 30, 2011, other operating expense increased $443,000, or 8.3%, to $5.8 million as compared to $5.4 million for the same period in 2010.

Provision for Income Taxes.  Provision for income taxes was $389,000 for the three months ended September 30, 2011, an increase of $147,000 from the third quarter 2010 income tax provision recorded of $242,000.  The increase in income tax provision reflects the increase in net income for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the provision for income taxes was $1.4 million, an increase of $755,000 from $671,000 for the same period in 2010.  The effective tax rate was 26.0% during the first nine months of 2011 as compared with an effective tax rate of 22.9% for the same time period in 2010.  The higher effective tax rate was due to changes in the bank’s tax exempt and tax preferred investment income and the overall tax rate in effect of the year.

Index

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2011, loan originations totaled $30.7 million compared to $30.4 million during the third quarter of 2010. The purchases of securities available for sale totaled $21.5 million during the third quarter of 2011 as compared to $76.0 million during the third quarter of 2010. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization. The purchase of securities during the third quarter 2010 was due primarily to the investment of proceeds received as part of the second step stock offering and conversion.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2011 the Company had outstanding commitments to originate loans of approximately $7.8 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $9.4 million at September 30, 2011.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $66.6 million at September 30, 2011 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2011 the total of cash, interest-earnings demand accounts and federal funds sold was $41.8 million.

Index

At September 30, 2011, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011:
Total Capital
(to Risk Weighted Assets)	$62,193	15.33%	$32,454	8%	$40,567	10%
Tier I Capital
(to Risk Weighted Assets)	$59,092	14.57%	$16,227	4%	$24,340	6%
Tier I Capital
(to Average Assets)	$59,092	9.37%	$25,213	4%	$31,516	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)	$61,964	15.15%	$32,714	8%	$40,893	10%
Tier I Capital
(to Risk Weighted Assets)	$57,687	14.11%	$16,357	4%	$24,536	6%
Tier I Capital
(to Average Assets)	$57,687	9.17%	$25,155	4%	$31,444	5%

Index

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

(Annualized where appropriate)	Three Months Ending September 30,		Nine Months Ending September 30,
	2011	2010	2011	2010
Performance Ratios:
Return on average assets	0.58%	0.51%	0.81%	0.49%
Return on average equity	4.20%	3.90%	6.13%	4.44%
Return on average tangible equity	5.80%	5.54%	8.54%	7.00%
Interest rate spread	3.44%	3.24%	3.30%	3.27%
Net interest margin	3.54%	3.39%	3.42%	3.40%
Efficiency Ratio	81.54%	84.66%	79.19%	82.35%
Non-interest income to average total assets	3.45%	3.30%	3.60%	3.64%
Non-interest expense to average total assets	5.38%	5.33%	5.26%	5.46%
Average interest-earning assets as a ratio to average interest-bearing liabilities	116.04%	115.59%	115.44%	111.13%

Asset Quality Ratios:
Non-performing assets to total assets	0.78%	1.24%	0.78%	1.24%
Non-performing loans to total loans	0.59%	0.80%	0.59%	0.80%
Net charge-offs to average loans	0.01%	0.00%	0.75%	0.07%
Allowance for loan losses to non-performing loans	181.24%	176.30%	181.24%	176.30%
Allowance for loan losses to loans receivable	1.08%	1.44%	1.08%	1.44%

Capital Ratios:
Average equity to average total assets	13.87%	13.19%	13.25%	11.04%
Equity to total assets (end of period)	13.15%	13.73%	13.15%	13.73%
Tangible equity to tangible assets (end of period)	9.82%	10.32%	9.82%	10.32%

Index

ITEM 3.                      Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at September 30, 2011, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010 except as follows:

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit ration, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could results in risks to the company and general economic conditions that we were not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit rations of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to the long-term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit ratings will affect economic conditions.  These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

                (b) Not applicable

(c) The following table discloses information regarding the repurchases of our common stock made during the third quarter 2011:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase plan*	Maximum number of shares yet to be purchased under the plans
July	6,000	$8.75	6,000	346,677
August	50,000	$9.00	50,000	296,677
September	40,695	$8.77	40,695	255,982

Total	96,695	$8.89	96,695	255,982

*Does not include purchases of common stock by directors and executive officers for their own accounts, which have been previously reported on Form 4s

On July 26, 2011, our Board of Directors approved a stock repurchase plan which authorizes management, at its discretion, to repurchase up to 352,677 of our common stock. The plan does not have an expiration date.

Item 3	Defaults upon Senior Securities

Not applicable.

Item 4	[ Reserved]

Item 5	Other Information

None

Index

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

Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* – The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: November 7, 2011	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer