Form 10-K
period 2011-12-31
Oneida Financial Corp.
filed 2012-03-22
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES☒   NO ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☐ Accelerated filer    ☐ Non-accelerated filer ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The aggregate market value of the 5,820,813 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant’s predecessor ($8.40) on June 30, 2011, as reported by the Nasdaq Market, was approximately $48.9 million. As of February 1, 2012, there were issued and outstanding 6,913,049 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).
(2)	Annual Report to Stockholders (Part II).

PART I

ITEM 1. BUSINESS

Oneida Financial Corp.

Oneida Financial Corp. (sometimes herein referred to as the “Company”) is a Maryland corporation. On July 7, 2010, Oneida Financial Corp. completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Oneida Financial Corp.  The Oneida Savings Bank (“Oneida Savings Bank”) is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 3,937,500 shares of common stock, par value $0.01 per share, in the offering, including 157,500 shares to the Oneida Savings Bank employee stock ownership plan.  All shares were sold at a price of $8.00 per share, raising $31.5 million in gross proceeds.  Conversion related expenses of $2.5 million were offset against the gross proceeds, resulting in $29.0 million of net proceeds.  Concurrent with the completion of the offering, shares of Oneida Financial Corp., a federal corporation, common stock owned by public stockholders were exchanged for 0.9136 shares of the Company’s common stock.

The Company’s only significant assets are our investment in Oneida Savings Bank and the portion of the net proceeds of the offering retained by the Company. At December 31, 2011, Oneida Financial Corp. had consolidated assets of $663.7 million, total deposits of $550.6 million, and stockholders’ equity of $88.0 million.

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

Oneida Savings Bank’s deposits are insured by the FDIC up to the maximum amount permitted by law. Oneida Savings Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 11 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, consumer loans and commercial business loans and to invest in mortgage-backed and other securities. In November 2011, Oneida Savings Bank opened its eleventh full service branch office located in Rome, New York. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, The State Bank of Chittenango. Oneida Savings Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its wholly owned insurance agency subsidiary, and provides employee benefits consulting services through Benefit Consulting Group, Inc., its wholly owned consulting services subsidiary. In addition, Oneida Savings Bank provides risk management services to help mitigate and prevent work related injuries through its wholly owned subsidiary Workplace Health Solutions, Inc. Oneida Savings Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the New York State Banking Department.

Oneida Savings Bank’s executive offices are located at 182 Main Street, Oneida, New York 13421. Its telephone number at this address is (315) 363-2000 and its website address is www.oneidabank.com. Information on this website is not and should not be considered to be a part of this annual report and Form 10-K.

The State Bank of Chittenango

The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York. Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of the bank in a limited purpose wholly owned subsidiary. New York State law prohibits a savings bank from directly soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). Holding State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area. At December 31, 2011, State Bank of Chittenango held $149.6 million in assets, consisting primarily of U.S. Government obligations, mortgage-backed securities and tax exempt securities. The investment securities maintained at State Bank of Chittenango are used to collateralize $118.9 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.

Bailey & Haskell Associates

Bailey & Haskell Associates, Inc. is the wholly owned insurance agency subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York. It has five other offices in New York State and one office in South Carolina. Oneida Savings Bank completed the acquisition of Bailey & Haskell Associates in 2000. Bailey & Haskell Associates is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers. Bailey & Haskell Associates offers personal and commercial property insurance and other risk management products and services. Bailey & Haskell Associates represents many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National. We have acquired six insurance agencies in the seven years following the acquisition of Bailey & Haskell Associates, including David Holmes Agency, Inc. which was added during 2011. All of the acquired insurance agencies were merged into Bailey & Haskell Associates. The combination of acquired agencies and organic growth has resulted in total revenue for the year ended December 31, 2011 of $11.6 million, an increase of 10.5% or $1.1 million, from $10.5 million for the year ended December 31, 2010. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Bailey & Haskell Associates.

Benefit Consulting Group

Benefit Consulting Group, Inc., originally acquired in 2006, is the wholly owned employee benefits consulting and retirement plan administration subsidiary of Oneida Savings Bank. Benefit Consulting Group is headquartered in Oneida, New York and operates from offices in North Syracuse, New York and satellite offices in several branch offices of Oneida Savings Bank. Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and Bailey & Haskell

Associates. Benefit Consulting Group provides investment management, financial planning and estate planning services to individuals, and provides defined contribution and benefit plans, actuarial services and human resource management services to businesses. Benefit Consulting Group had total revenue of $6.5 million for the year ended December 31, 2011, an increase of 9.2% or $545,000 from $5.9 million for the year ended December 31, 2010. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Benefit Consulting Group.

Workplace Health Solutions

Workplace Health Solutions, Inc. is the wholly owned risk management subsidiary of Oneida Savings Bank. It is headquartered in Oneida, New York and operates from offices in North Syracuse, New York. Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries. Specifically, Workplace Health Solutions works with employers to develop informed hiring programs, coordinates employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents. In addition, this subsidiary develops a network of medical professionals to evaluate injured workers and arrange for proper treatment of and recovery from workplace injuries from a risk management perspective. Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of providing innovative risk management services. Workplace Health Solutions had total revenue of $1.3 million for the year ended December 31, 2011, an increase of 27.7% or $290,000 from $1.0 million for the year ended December 31, 2010. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Workplace Health Solutions.

Oneida Preferred Funding Corp.

Oneida Savings Bank established Oneida Preferred Funding Corp. in 1999 as a wholly owned real estate investment trust subsidiary. At December 31, 2011, Oneida Preferred Funding Corp. held $40.6 million in mortgage and mortgage related assets. All disclosures in this Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

Market Area

We conduct business from our headquarters and ten full service branch offices throughout Madison and Oneida Counties and one full service branch office in Onondaga County in New York. Our primary lending area is Madison and Oneida Counties in New York and the surrounding counties and most of our deposit customers reside in the same area. The City of Oneida is located approximately 30 miles east of Syracuse and 20 miles west of Utica. Our market area is characterized as rural and serves as a bedroom community to the cities of Syracuse and Utica, New York. The economy in our market area is relatively diverse with health care, college/university, financial/insurance and tourism/recreation being the most prominent sectors as well as light manufacturing and technology related industries. The largest employers in our market area includes Oneida Nation’s Turning Stone Casino and Resort, Oneida Healthcare Center and other local and regional medical facilities, Colgate University and Morrisville College. There are also many small to mid-sized businesses that employ fewer than 100 persons and support the local economy.

Our primary market area has remained a stable banking market. As of December 2011, the unemployment rates in Madison, Oneida and Onondaga Counties in New York were 8.3%, 7.9% and 7.3%, respectively, compared to the States of New York average of 8.0% and the national average of 8.3%, according to the United States Department of Labor. As of June 30, 2010, median household income levels ranged from $46,569 to $53,357 in the three counties where we maintain branch offices.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in thousands)
One-to-four family	$88,876	30.8%	$90,473	31.5%	$101,095	33.8%	$108,702	35.7%	$98,707	34.4%
Multi-family	12,270	4.2	12,485	4.3	12,660	4.2	7,140	2.3	5,355	1.9
Home equity	44,980	15.6	42,122	14.6	43,014	14.4	39,684	13.0	32,363	11.3
Construction and land	5,111	1.8	6,236	2.2	4,731	1.6	1,331	0.4	4,225	1.5
Commercial real estate	65,235	22.6	59,547	20.7	55,433	18.6	59,200	19.4	62,569	21.7
Total real estate loans	216,472	75.0	210,863	73.3	216,933	72.6	216,057	70.8	203,219	70.8

Consumer Loans:
Automobile loans	30,841	10.7	32,263	11.2	39,067	13.1	41,879	13.7	38,871	13.5
Recreational Vehicles	1,470	0.5	1,350	0.5	1,278	0.4	1,347	0.4	1,156	0.4
Personal loans	1,413	0.5	1,657	0.6	1,897	0.6	2,715	0.9	2,680	1.0
Other consumer loans	616	0.2	609	0.2	768	0.3	877	0.3	1,070	0.4
Total consumer loans	34,340	11.9	35,879	12.5	43,010	14.4	46,818	15.3	43,777	15.3

Commercial business loans	37,695	13.1	40,965	14.2	38,797	13.0	42,241	13.9	39,933	13.9

Total consumer and commercial business loans	72,035	25.0	76,844	26.7	81,807	27.4	89,059	29.2	83,710	29.2

Total loans	$288,507	100.0%	$287,707	100.0%	$298,740	100.0%	$305,116	100.0%	$286,929	100.0%

Less:
Allowance for losses	2,900		4,276		2,901		2,624		2,511
Total loans receivable, net	$285,607		$283,431		$295,839		$302,492		$284,418

The following table sets forth the composition of our loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

FIXED-RATE LOANS:
Real Estate Loans:
One-to-four family	$34,462	11.9%	$32,173	11.2%	$33,121	11.1%	$33,182	11.0%	$36,141	12.6%
Multi-family	119	—	120	—	145	—	175	—	67	—
Home equity	15,600	5.4	13,492	4.7	14,736	4.9	20,198	6.6	17,317	6.1
Construction and land	3,526	1.2	2,263	0.8	4,592	1.6	1,191	0.4	2,481	0.9
Commercial real estate	4,012	1.4	2,938	1.0	3,390	1.1	3,212	1.0	4,230	1.4
Total real estate loans	57,719	19.9	50,986	17.7	55,984	18.7	57,958	19.0	60,236	21.0

Total consumer loans	33,244	11.5	34,805	12.1	41,919	14.0	44,992	14.7	42,657	14.9

Total commercial loans	22,321	7.8	21,665	7.5	21,337	7.2	21,112	7.0	17,770	6.2
Total fixed-rate loans	113,284	39.2	107,456	37.3	119,240	39.9	124,062	40.7	120,663	42.1

ADJUSTABLE-RATE LOANS:
Real Estate Loans:
One-to-four family	$54,414	18.9%	$58,300	20.3%	$67,974	22.7%	$75,520	24.7%	$62,566	21.8%
Multi-family	12,151	4.2	12,365	4.3	12,515	4.2	6,965	2.3	5,288	1.9
Home equity	29,380	10.2	28,630	9.9	28,278	9.5	19,486	6.4	15,046	5.2
Construction and land	1,585	0.6	3,973	1.4	139	0.0	140	0.0	1,744	0.6
Commercial real estate	61,223	21.2	56,609	19.7	52,043	17.5	55,988	18.4	58,339	20.3
Total real estate loans	158,753	55.1	159,877	55.6	160,949	53.9	158,099	51.8	142,983	49.8

Total consumer loans	1,096	0.4	1,074	0.4	1,091	0.4	1,826	0.6	1,120	0.4

Total commercial business loans	15,374	5.3	19,300	6.7	17,460	5.8	21,129	6.9	22,163	7.7
Total adjustable-rate loans	175,223	60.8	180,251	62.7	179,500	60.1	181,054	59.3	166,266	57.9

Total loans	288,507	100.0%	287,707	100.0%	298,740	100.0%	305,116	100.0%	286,929	100.0%

Less:
Allowance for loan losses	2,900		4,276		2,901		2,624		2,511
Total loans receivable, net	$285,607		$283,431		$295,839		$302,492		$284,418

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

We originate both adjustable-rate and fixed-rate one-to-four family loans. As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans. Our practice in recent years has been to sell in the secondary market substantially all of our fixed-rate one-to-four family loan originations on a servicing retained basis without recourse to Oneida Savings Bank. Currently, we have no intention of changing our practice of selling substantially all of our fixed-rate loan originations, although we may determine to change this practice in the future. In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. At December 31, 2011, loans serviced by Oneida Savings Bank for others totaled $132.8 million. During the years ended December 31, 2011 and December 31, 2010, we sold $25.5 million and $36.7 million, respectively in fixed-rate one-to-four family loans. As of December 31, 2011 we had $4.5 million of mortgage loan forward sale commitments. The fair value of these commitments is not material.

The interest rate on ARM loans is indexed to the one year Treasury bill rate. Our ARM loans currently provide for maximum rate adjustments of 200 basis points per year and either 500 or 600 basis points over the term of the loan depending on the length of the adjustable portion of the loan. In the current rate environment the fully indexed equivalent loan rate is less than the initial interest rate on the ARM loans. Residential ARM loans amortize over a maximum term of up to 30 years. In addition to one year ARM loans, we offer certain hybrid ARM loans which provide for an initial fixed term of three or five years and then are converted into a one year ARM loan after the fixed time period. ARM loans are originated for retention in our portfolio.

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At December 31, 2011, 18.9% of our loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

All one-to-four family residential mortgage loans originated by Oneida Savings Bank include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2011, approximately $88.9 million, or 30.8% of our loan portfolio, consisted of one-to-four family residential loans.

Home Equity Loans. We offer home equity loans that are secured by the borrower’s primary residence. We offer a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated. The interest rates on home equity lines of credit adjust monthly at a margin over the prime interest rate. We also offer a home equity product providing for a fixed-rate of interest. Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans. Fixed-rate home equity loans are originated with terms up to ten years. Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of the existing mortgage loan. The maximum amount of a home equity loan may not exceed $1.0 million unless approved by the Board of Directors. We generally require an appraisal on the property securing loans in excess of $75,000 at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans. We utilize alternative methods in determining the value of properties of loans less than $75,000 such as a limited appraisal or review of tax bills. At December 31, 2011 the outstanding balance of home equity loans totaled $45.0 million, or 15.6% of our loan portfolio.

Commercial Real Estate Loans. At December 31, 2011, $77.5 million, or 26.8% of the total loan portfolio consisted of commercial real estate and multi-family loans. Commercial real estate and multi-family residential loans are secured by office buildings, medical facilities, mixed-use properties, religious facilities, other commercial properties and multi-family residential properties. We originate adjustable rate commercial mortgage loans with terms of up to 20 years. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2011, the largest commercial real estate loan had a principal balance of $2.9 million and was secured by four automatic car wash buildings and fixtures. This loan was performing in accordance with its terms at December 31, 2011.

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

Construction and Land. At December 31, 2011, construction and land loans totaled $5.1 million, or 1.8% of the total loan portfolio. We generally do not originate speculative construction loans, and we had no such loans in our portfolio at December 31, 2011. Our construction and land loans consisted of $347,000 of fixed-rate one-to-four family residential construction loans as well as $4.8 million of commercial new construction loans. One-to-four family residential construction loans are offered as interest-only loans at a fixed rate of interest for up to a five month construction period. Immediately following the construction period the loan begins monthly amortizing payments consistent with the terms of the one-to-four family permanent mortgage loan product. Commercial construction loans can consist of land development loans or new building construction loans as well as participation loans that include new building construction loans. Land development loans are collateralized by a mortgage on the property which is supported by an appraisal. Commercial construction loans are given for the construction phase of a building. There can be an interest only period for new construction loans not to exceed one year. Once the construction is completed, the loan is transferred into permanent financing. Draws for both residential and commercial new construction are based on the loan approval, commitment letter, and a building and loan agreement. Property inspections during the construction phase are also required.

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

Consumer Lending. At December 31, 2011, consumer loans totaled $34.3 million, or 11.9% of the total loan portfolio. Our consumer loans consist of automobile loans, recreational vehicle loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans and unsecured home improvement loans). Consumer loans are originated with terms to maturity of three to seven years. Historically, we have sought to increase the level of consumer loans primarily through increased automobile lending. We participate in a number of indirect automobile lending programs with local automobile dealerships. All indirect automobile loans must satisfy our underwriting criteria for automobile loans originated directly by us to the borrower and must be approved by one of our lending officers. At December 31, 2011, loans secured by automobiles totaled $30.8 million, of which $21.4 million were originated through our indirect automobile lending program. We have also sought to increase the level of automobile loans directly to borrowers by increasing marketing efforts with existing customers. Automobile loans generally do not have terms exceeding six years. We do not provide financing for leased automobiles.

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

Commercial Business Loans. At December 31, 2011, we had $37.7 million of commercial business loans which represented 13.1% of the total loan portfolio. Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest. Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment. We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers. We also generally require an appraisal of any real estate that secures the commercial business loan. At December 31, 2011, the largest commercial business loan totaled $2.5 million, which was secured by business assets, life insurance and liquid collateral of a for-profit telecom provider. At December 31, 2011, unsecured commercial business loans totaled $570,000.

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

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2011, regarding the amount of loans (including loans held for sale) maturing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. All loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty- Five Years	Beyond Twenty- Five Years	Total
	(In thousands)

Real estate loans:
One-to-four family	$25	$749	$1,605	$12,029	$59,843	$14,625	$88,876
Multi-family	8	608	234	734	8,226	2,460	12,270
Home equity	410	3,672	6,787	30,433	3,678	—	44,980
Construction and land	5,111	—	—	—	—	—	5,111
Commercial real estate	65	574	705	18,852	45,039	—	65,235
Total real estate loans	5,619	5,603	9,331	62,048	116,786	17,085	216,472

Consumer loans	1,403	10,097	15,667	6,897	132	144	34,340

Commercial business loans	9,679	9,108	10,817	5,748	2,343	—	37,695

Total loans	$16,701	$24,808	$35,815	$74,693	$119,261	$17,229	$288,507

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2011, the dollar amount of all fixed-rate and adjustable-rate loans (including loans held for sale) due after December 31, 2012. Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans
One-to-four family	$34,457	$54,394	$88,851
Multi-family	111	12,151	12,262
Home equity	15,534	29,036	44,570
Construction and land	—	—	—
Commercial real estate	4,010	61,160	65,170
Total real estate loans	54,112	156,741	210,853

Consumer loans	32,234	703	32,937
Commercial business loans	20,530	7,486	28,016
Total loans	$106,876	$164,930	$271,806

Loan Origination, Sales and Repayments. The following table sets forth our loan origination, sales and repayment activities for the periods indicated. Purchased loans represent individual commercial loans and construction loans which are considered participation loans. The sales of loans represent one-to-four family fixed rate loans that are sold in the secondary market within the normal course of business as well as commercial loans in which a portion of the loan has been sold.

	Year Ended December 31,
	2011	2010	2009
	( In thousands)
Originations by Type:
Adjustable-Rate:
Real estate:
One-to-four family	$3,900	$4,642	$4,687
Multi-family	564	390	6,183
Home equity	5,566	6,299	10,267
Construction and land	2,787	6,956	—
Commercial real estate	10,536	7,527	2,392
Total real estate loans	23,353	25,814	23,529
Consumer loans	1,623	1,171	1,314
Commercial business loans	1,636	5,126	9,223
Total adjustable rate loans	$26,612	$32,111	$34,066
Fixed-Rate:
Real estate:
One-to-four family	$33,684	$40,059	$60,405
Multi-family	50	—	—
Home equity	6,034	2,532	3,819
Construction and land	1,792	4,882	8,363
Commercial real estate	—	1,071	1,393
Total real estate loans	41,560	48,544	73,980
Consumer loans	17,293	13,327	18,409
Commercial business loans	16,053	12,001	10,004
Total fixed rate loans	$74,906	$73,872	$102,393
Total loans originated	$101,518	$105,983	$136,459
Purchased:
Adjustable-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	—	—	—
Commercial real estate	—	—	—
Total real estate loans	—	—	—
Consumer loans	—	—	—
Commercial business loans	187	—	—
Total adjustable loans	$187	$—	$—
Fixed-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	3,000	—	—
Commercial real estate	—	—	—
Total real estate loans	3,000	—	—
Consumer loans	—	—	—
Commercial business loans	63	2,787	—
Total fixed rate loans	$3,063	$2,787	$—
Total loans purchased	$3,250	$2,787	$—
Sales:
Real estate:
One-to-four family	$25,466	$36,677	$55,935
Commercial loans	—	1,830	1,410
Total loans sold	$25,466	$38,507	$57,345
Repayments:
Real estate:
One-to-four family	$13,715	$18,646	$16,764
Multi-family	829	565	584
Home equity	8,742	9,723	10,756
Construction and land	8,704	10,333	4,963
Commercial real estate	4,848	4,484	7,631
Total real estate loans	36,838	43,751	40,698
Consumer loans	20,455	21,629	23,531
Commercial business loans	21,209	15,916	21,261
Total repayments	$78,502	$81,296	$85,490
Total reductions	$103,968	$119,803	$142,835
Net increase (decrease)	$800	$(11,033)	$(6,376)
12

Loan Approval Procedures and Authority. The Board of Directors establishes our lending policies and loan approval limits. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. All residential loans over $500,000 must be approved by the Officer Loan Committee (consisting of three persons; the Chief Executive Officer, Chief Credit Officer, Senior Business Banking Officer, Designated Business Banking Officer or Mortgage Operations Department Head). All loan relationships in excess of $500,000 and up to $2.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Officer Loan Committee. All lending relationships in excess of $2.0 million up to $4.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Executive Committee of the Board of Directors. All lending relationships in excess of $4.0 million must be approved by the Board of Directors.

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

At December 31, 2011, the largest amount loaned to one borrower consisted of commercial real estate and commercial loans secured by commercial office space to a corporation with an outstanding balance totaling $4.8 million. This amount consisted of four commercial real estate loans secured by the property and other business assets and one commercial term loan secured by leasehold mortgage and business assets. At December 31, 2011 this lending relationship was performing in accordance with its terms.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate (“ORE”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan balance, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of ORE is charged against earnings.

The following table sets forth certain delinquencies in our loan portfolio as of December 31, 2011. When a loan is delinquent 90 days or more or earlier when, in the opinion of management, the collection of additional interest is doubtful, we fully reverse all interest accrued and ceases to accrue interest thereafter.

	Loans Delinquent for:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One-to-four family	3	$332	2	$196	5	$528
Multi-family	─	─	─	─	─	─
Home equity	─	─	1	150	1	150
Construction and land	─	─	─	─	─	─
Commercial real estate	─	─	2	836	2	836
Commercial business	─	─	─	─	─	─
Total	3	$332	5	$1,182	8	$1,514

Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
One-to-four family	$382	$247	$195	$394	$223
Multi-family	─	─	─	─	─
Home equity	150	─	68	─	18
Construction and land	─	─	─	─	─
Commercial real estate	836	1,555	199	─	─
Consumer	─	─	─	─	─
Commercial business	69	2,175	89	119	134
Total	1,437	3,977	551	513	375
Accruing loans delinquent more than 90 days:
Total	—	—	—	—	─
Total nonperforming loans	$1,437	$3,977	$551	$513	$375

Foreclosed assets:
Total	190	199	─	─	─
Non-accruing investment securities
Trust preferred securities	3,615	3,402	1,897	─	─
Total	3,615	3,402	1,897	─	─

Total nonperforming assets	$5,242	$7,578	$2,448	$513	$375

Total nonperforming loans as a percentage of total loans	0.50%	1.38%	0.18%	0.17%	0.13%
Total nonperforming assets as a percentage of total assets	0.79%	1.15%	0.41%	0.09%	0.07%

Of our total nonperforming loans at December 31, 2011 of $1.4 million, $382,000 consisted of three one-to-four family loans. We believe that the three one-to-four family loans are adequately collateralized and we do not anticipate any losses on such loans. These loans are in various stages of foreclosure. In addition, $150,000 of the nonperforming loans consisted of one home equity loan which is in the process of foreclosure. We do not anticipate a material loss on this loan. In addition, $836,000 of the nonperforming loans consisted of two commercial real estate loans. Both of the commercial real estate loans were considered impaired at December 31, 2011 and have a valuation allowance totaling $661,000 established. The property and assets underlying these loans are in the process of being sold. Also included in nonperforming loans was $69,000 representing two commercial loans, each of which is partially guaranteed by SBA. We do not anticipate a material loss on either of these loans. In addition, $3.6 million of trust preferred securities were in nonaccrual status at December 31, 2011. Management considered several factors in deciding that these securities should be placed on nonaccrual status, including whether interest is being paid in cash or is being added (capitalized) to the principal balance, a process known as a payment in kind, collateral values and excess subordination ratios which represents the point at which a tranche may experience a break in yield. Interest payments of $300,000 were received on these securities for the year ended December 31, 2011 which were recognized as a principal reduction. For additional information regarding these securities, see “-Securities Investment Activities” herein.

During the years ended December 31, 2011 and 2010, respectively, gross interest income of $124,000 and $171,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on nonaccruing loans during the years ended December 31, 2011 and 2010.

Classification of Assets. On the basis of management’s review of our assets, at the dates indicated we had classified assets and other criticized assets as follows:

	At December 31
	2011	2010	2009
	(In thousands)
Classified assets:
Substandard	$1,261	$903	$2,991
Doubtful	128	226	239
Loss	—	—	—
Total classified assets	1,389	1,129	3,230
Impaired assets	5,881	6,227	8,549
Special mention	1,169	436	533
Total criticized assets	$8,439	$7,792	$12,312

At December 31, 2011, our classified assets included loans identified by bank regulatory definitions of “substandard” and “doubtful”. We had no assets classified as “loss” at December 31, 2011. Substandard assets consisted of (i) three commercial relationships with a principal balance of $729,000, (ii) three one-to-four family residential loans with a principal balance of $382,000 and (iii) one home equity loan with a principal balance of $150,000. Doubtful assets consisted of (i) two commercial relationships with a principal balance of $128,000. In addition to the classified assets, we have identified certain impaired assets at December 31, 2011 consisting of (i) two commercial real estate loans with a principal balance of $836,000 and (ii) nine trust preferred securities with a carrying value of $3.6 million and (iii) two private placement collateralized mortgage obligations with a carrying value of $1.4 million. Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance. At December 31, 2011, we had two commercial relationships identified as special mention with a principal balance of $1.2 million.

In determining to classify $3.6 million of trust preferred securities as impaired at December 31, 2011, management compared the present value of expected cash flows to the previous estimates to determine if there had been an adverse change in cash flows. The cash flow model considers the structure and term of the individual trust preferred securities, timing of interest and principal payments as well as allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. In addition, assumptions relative to prepayments, deferrals and defaults, excess subordination, discount rates, and other factors are considered as part of the cash flow analysis. For additional information regarding assumptions used in evaluating the trust preferred securities for impairment, see note 2 to the Consolidated Financial Statements. Trust preferred securities of $3.6 million were deemed impaired and were on nonaccrual status throughout 2011.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on the historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of the lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Management makes appropriate provisions for loan losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and valuation of real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2011, the total allowance was $2.9 million, which amounted to 1.02% of loans, net and 201.81% of nonperforming loans. For the years ended December 31, 2011 and 2010, we had net charge-offs of $2.4 million and $275,000, respectively, against this allowance. The increase in charge-offs during 2011 was primarily attributable to the charge-off of a fully reserved, impaired, unsecured commercial loan with a principal balance of $2.0 million in April 2011.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$4,276	$2,901	$2,624	$2,511	$2,081

Charge-offs:
One-to-four family	27	159	17	23	—
Multi-family	—	—	—	—	—
Home equity	13	143	42	—	—
Construction and land	—	—	—	—	—
Commercial real estate	80	—	27	—	—
Consumer	249	250	547	335	215
Commercial business	2,273	57	60	168	16
Total	2,642	609	693	526	231

Recoveries:
One-to-four family	—	—	1	2	6
Multi-family	—	—	—	—	—
Home equity	4	1	—	—	—
Construction and land	—	—	—	—	—
Commercial real estate	5	6	15	—	—
Consumer	151	191	178	91	88
Commercial business	56	136	16	21	41
Total	216	334	210	114	135
Net charge-offs	(2,426)	(275)	(483)	(412)	(96)
Addition of National Bank of Vernon allowance from acquisition	—	—	—	—	526
Provision charged to operations	1,050	1,650	760	525	—
Balance at end of period	$2,900	$4,276	$2,901	$2,624	$2,511

Allowance for loan losses as a percentage of total loans receivable, net	1.02%	1.51%	0.98%	0.87%	0.88%

Ratio of net charge-offs to average loans	0.85%	0.09%	0.16%	0.14%	0.04%

Ratio of net charge-offs to non-performing loans	168.82%	6.91%	87.66%	80.3%	25.6%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

	At December 31,
	2011			2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$464	$88,876	30.8%	$429	$90,473	31.5%	$385	$101,095	33.8%
Multi-family	86	12,270	4.2	76	12,485	4.3	33	12,660	4.2
Home equity	265	44,980	15.6	265	42,122	14.6	191	43,014	14.4
Construction and land	33	5,111	1.8	37	6,236	2.2	17	4,731	1.6
Commercial real estate	1,191	65,235	22.6	464	59,547	20.7	585	55,433	18.6
Consumer	326	34,340	11.9	337	35,879	12.5	431	43,010	14.4
Commercial business	535	37,695	13.1	2,668	40,965	14.2	1,259	38,797	13.0
Total	$2,900	$288,507	100.0%	$4,276	$287,707	100.0%	$2,901	$298,740	100.0%

	At December 31,
	2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family	$387	$108,702	35.7%	$326	$98,707	34.4%
Multi-family	6	7,140	2.3	7	5,355	1.8
Home equity	368	39,684	13.0	275	32,363	11.3
Construction and land	4	1,331	0.4	13	4,225	1.5
Commercial real estate	535	59,200	19.4	821	62,569	21.8
Consumer	401	46,818	15.3	413	43,777	15.3
Commercial business	923	42,241	13.9	656	39,933	13.9
Total	$2,624	$305,116	100.0%	$2,511	$286,929	100.0%

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

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether an other-than-temporary impairment decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At December 31, 2011, we had nine trust preferred securities with an aggregate fair value of $3.6 million and aggregate unrealized losses of $2.7 million. Of the $3.6 million, $1.0 million have variable rates of interest. All of these securities are rated below investment grade as of December 31, 2011. All of these securities are on nonaccrual as of December 31, 2011. The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies. As of December 31, 2011, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, the class of securities we own, default probabilities and anticipated losses given default assumptions and stress tests performed on these securities, all of the trust preferred securities have been considered impaired as of December 31, 2011. The other-than-temporary impairment loss taken for the year ended December 31, 2011 was $292,000.

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for Strats-Goldman Sachs Corporation as indicated below), management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

At December 31, 2011, we had a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is rated below investment grade. This is a variable rate note based on the six month LIBOR. The current rate on the security is 1.77%. The unrealized loss on this security was

$1.2 million and $914,000 as of December 31, 2011 and December 31, 2010 respectively. Strats-Goldman Sachs is paying as agreed. This loss has not been considered other-than-temporary in that we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of the cost basis, which may be at maturity.

Investment Securities. At December 31, 2011, we had $151.7 million, or 22.9% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations. Investment securities decreased $10.0 million or 6.2% at December 31, 2011 as compared to December 31, 2010. The decrease in investment securities was due to an increase in loans receivable, an increase in cash and cash equivalents and a decrease in borrowings. There were trust preferred investments with an aggregate fair value of $3.6 million and an amortized cost of $6.3 million included in corporate debt obligations at December 31, 2011. We are required to designate securities as held to maturity, available for sale or trading, depending on our ability and intent regarding our investments. During 2011, we have designated certain investment securities as held to maturity in addition to available for sale. Investment securities in which the fair value option has been elected are considered trading assets and are recorded at fair value with changes in fair value included in earnings. Trading securities, which consisted of common and preferred equity securities, totaled $7.0 million or 1.1% of total assets at December 31, 2011. At December 31, 2011, our investment securities portfolio had a weighted average life of 5.97 years.

Investment Securities. The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At December 31,
	2011		2010		2009		2008				2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(Dollars in thousands)

Investment securities available for sale:
Federal agency securities	$40,417	$40,729	$73,241	$72,081	$23,964	$23,896		$21,015		$21,217		$38,019		$37,963
Corporate debt securities	45,191	40,695	31,997	27,657	26,175	2,126		27,802		21,882		23,791		22,455
State and municipal bonds	45,525	48,034	50,249	49,070	17,644	17,988		17,274		17,347		19,120		19,252
Equity securities	─	─	─	─	─	─		─		─		18,688		16,155
Total	$131,133	$129,458	$155,487	$148,808	$67,783	$64,010		$66,091		$60,446		$99,618		$95,825

Average remaining life of investment securities available for sale	5.97 years		5.89 years		6.34 years			7.92 years				6.89 years

Investment securities held to maturity:
Federal agency securities	$14,130	$14,329	$4,661	$4,801	$23,862	$23,807	$	─	$	─	$	─	$	─
State and municipal bonds	8,161	9,263	8,270	8,754	8,615	8,925		─		─		─		─
Total	$22,291	$23,592	$12,931	$13,555	$32,477	$32,732	$	─	$	─	$	─	$	─

Average remaining life of investment securities held to maturity	6.01 years		6.56 years		7.84 years			─				─

Trading securities:
Equity securities		7,010		7,691		7,627				5,941				─
Total		$7,010		$7,691		$7,627				$5,941			$	─

Other interest earning assets:
Interest-earning deposits with banks	9,521	9,521	497	497	3,052	3,052		2,589		2,589		1,234		1,234
Federal funds sold	17,661	17,661	18,134	18,134	4,103	4,103		71		71		1,717		1,717
FHLB Stock	2,102	2,102	2,109	2,109	2,665	2,665		3,784		3,784		3,404		3,404
Total	$29,284	$29,284	$20,740	$20,740	$9,820	$9,820		$6,444		$6,444		$6,355		$6,355

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, market value and weighted average yields for our available for sale investment portfolio at December 31, 2011.

	December 31, 2011
	Within 1 Year	After 1 Year but Within 5Years	After 5 Years but Within 10Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in Thousands)

Federal agency securities	$8	$132	$15,393	$25,196	$40,729
Corporate debt securities	6,199	14,800	10,755	8,941	40,695
Tax exempt bonds	4,325	4,869	21,505	17,335	48,034
Total securities	$10,532	$19,801	$47,653	$51,472	$129,458

Weighted average yield (1)	4.53%	2.97%	3.81%	3.11%	3.47%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

The following table sets forth the scheduled maturities, market value and weighted average yields for our held to maturity investment portfolio at December 31, 2011.

	December 31, 2011
	Within 1 Year	After 1 Year but Within 5Years	After 5 Years but Within 10Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in Thousands)

Federal agency securities	$1,006	$2,000	$5,495	$5,629	$14,130
Tax exempt bonds	─	1,096	5,089	1,976	8,161
Total securities	$1,006	$3,096	$10,584	$7,605	$22,291

Weighted average yield (1)	2.40%	3.71%	4.16%	3.97%	3.93%

(1)	Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower our credit risk; and (iii) increase liquidity. At December 31, 2011, we had $92.8 million or 14.0% of total assets invested in mortgage-backed securities; of which $24.9 million were classified as held to maturity. Prior to January 1, 2009, all mortgage-backed securities were classified as available for sale. The mortgage-backed securities portfolio had coupon rates ranging from 0.68% to 7.81%, a weighted average yield of 2.89% and a weighted average life (including payment assumption) of 5.13 years at December 31, 2011.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Oneida Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of our mortgage-backed securities portfolio. Of our $92.8 million mortgage-backed securities portfolio at December 31, 2011, $5,762 with a weighted average yield of 4.90% had contractual maturities within five years, $12.8 million with a weighted average yield of 2.31% had contractual maturities of five to ten years and $80.0 million with a weighted average yield of 2.97% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that our mortgage related securities prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. During 2011, mortgage interest rates remained at historical low levels throughout the year. The impact on our mortgage-backed securities portfolio is to increase the prepayments at a faster rate than anticipated. Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving us of the ability to reinvest cash flows at the increased rates of interest.

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

At December 31, 2011, we had two private placement collateralized mortgage obligations totaling $1.4 million which are both rated below investment grade. Both were rated investment grade at the time of purchase. The unrealized loss at December 31, 2011 was $89,070. As of December 31, 2011, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses, these securities have been considered impaired. The other-than-temporary impairment loss taken for the year ended December 31, 2011 was $75,000. These securities remain available for sale as of December 31, 2011.

Mortgage-Backed Securities. Set forth below is information relating to our mortgage-backed securities for the periods indicated.

	December 31,
	2011		2010		2009		2008				2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
GinnieMae	$22,124	$23,017	$22,164	$22,134	$11,983	$12,298		$23,939		$24,447		$2,860		$2,888
FannieMae	34,619	35,438	38,331	38,108	16,418	16,924		19,640		19,840		15,683		15,678
FreddieMac	7,161	7,383	14,928	14,950	14,902	15,471		22,857		23,190		22,252		22,193
CMOs	2,079	2,009	3,701	3,478	6,758	5,829		7,569		6,839		5,804		5,810
Total	$65,983	$67,847	$79,134	$78,670	$50,061	$50,522		$74,005		$74,316		$46,599		$46,569

Mortgage-backed securities held to maturity:
GinnieMae	$6,145	$6,348	$4,339	$4,438	$5,250	$5,227	$	─	$	─	$	─	$	─
Fannie Mae	14,132	14,582	5,567	5,744	8,007	8,045		─		─		─		─
Freddie Mac	4,631	4,743	1,306	1,333	1,958	1,962		─		─		─		─
Total	$24,908	$25,673	$11,212	$11,515	$15,215	$15,234	$	─	$	─	$	─	$	─

Sources of Funds

General. Our primary sources of funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings, interest-bearing demand accounts, non interest-bearing checking accounts, money market accounts and certificates of deposit. We also offer IRAs and other qualified plan accounts. Through our limited purpose subsidiary, State Bank of Chittenango, we held $118.9 million in municipal deposits at December 31, 2011.

At December 31, 2011, deposits totaled $550.6 million and decreased $1.5 million, or 0.3%, from $552.2 million at December 31, 2010. The decrease in deposits was offset by an increase in municipal deposits over the past twelve months. At December 31, 2011, we had a total of $140.3 million in certificates of deposit, of which $99.6 million had maturities of one year or less. Although we have a significant portion of deposits in shorter term certificates of deposit, management monitors activity on these accounts. Based on historical experience and our current pricing strategy, management believes it will retain a large portion of such accounts upon maturity. At December 31, 2011 certificates of deposit with balances of $100,000 or more totaled $50.7 million.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on competitive pricing of deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. We use traditional means of advertising our deposit products, including radio and print media and generally do not solicit deposits from outside our market area. While we accept certificates of deposit in excess of $100,000, and may be subject to preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. During 2009, the FDIC temporarily increased federal deposit insurance to $250,000 per depositor from $100,000. In 2009, Congress enacted legislation to extend the increase to $250,000 in insurable deposits per depositor until 2013. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per account, and non-interest bearing transactions accounts have unlimited deposit insurance through December 31, 2012. Historically, we have not used brokers to obtain deposits. We participate in the Certificate of Deposit Account Registry Service (“CDARs”) that enables the institution to provide customers to access to up to $50 million in FDIC insurance on CD investments.

The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Opening balance	$552,164	$489,364	$425,698
Deposits	4,200,252	4,098,497	3,835,906
Withdrawals	(4,205,304)	(4,040,382)	(3,778,117)
Interest credited	3,512	4,685	5,877

Ending balance	$550,624	$552,164	$489,364

Net (decrease) increase	$(1,540)	$62,800	$63,666
Percent (decrease) increase	(0.3)%	12.83%	14.96%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2011.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$21,488	$16,326	$24,286	$27,503	$89,603
Certificates of deposit of $100,000 or more	16,957	8,050	12,502	13,216	50,725
Total of certificates of deposit	$38,445	$24,376	$36,788	$40,719	$140,328

The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing	$69,119	12.54%	$65,179	11.81%	$62,997	12.87%
Savings accounts(1)	104,654	19.01	90,559	16.40	82,938	16.95
Interest-bearing checking	62,083	11.28	70,949	12.85	50,931	10.41
Money market accounts	174,440	31.68	173,282	31.38	135,595	27.71
Total	410,296	74.51	399,969	72.44	332,461	67.94

Certificates of deposit:
Less than 2.00% (2)	109,177	19.83	114,094	20.66	106,715	21.81
2.00-3.99%	24,666	4.48	27,529	4.99	34,565	7.06
4.00-5.99%	6,485	1.18	10,572	1.91	15,623	3.19
Total certificates of deposit	140,328	25,49	152,195	27.56	156,903	32.06
Total deposits	$550,624	100.00%	$552,164	100.00%	$489,364	100.00%

(1) Includes mortgage escrow accounts.

(2) At December 31, 2011, includes $79.4 million of certificates of deposit with rates below 1.00%.

The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2011.

	<2.00%	2.00-3.99%	4.00-5.99%	6.00-7.99%		Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2012	$36,579	$484	$1,383	$	─	$38,446	27.40%
June 30, 2012	22,969	909	412		─	24,290	17.31
September 30, 2012	18,858	369	1,998		─	21,225	15.13
December 31, 2012	13,850	278	1,520		─	15,648	11.15
March 31, 2013	4,300	451	153		─	4,904	3.50
June 30, 2013	3,491	1,217	─		─	4,708	3.35
September 30, 2013	2,143	1,928	─		─	4,071	2.90
December 31, 2013	955	887	─		─	1,842	1.31
Thereafter	6,032	18,143	1,019		─	25,194	17.95
Total	$109,177	$24,666	$6,485	$	─	$140,328	100.00%

Borrowed Funds. Our borrowings consist of term advances and repurchase agreements borrowed under agreements with the Federal Home Loan Bank of New York. In addition we have access to overnight advances with the FHLBNY and other correspondent banks under line of credit facilities accessed from time to time. At December 31, 2011, we had access to additional FHLBNY advances of up to $52.6 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At and For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$—	$—
Average balance during period	—	—	248
Maximum outstanding at any month end	—	—	—
Weighted average interest rate at end of period	—%	—%	—
Average interest cost during the year	—%	—%	2.43%

Term advances:
Balance at end of period	$11,000	$12,000	$28,000
Average balance during period	11,552	20,378	29,945
Maximum outstanding at any month end	12,000	28,000	34,000
Weighted average interest rate at end of period	4.28%	4.40%	4.44%
Average interest cost during the year	4.36%	4.66%	4.47%

Repurchase agreements:
Balance at end of period	$—	$—	$3,000
Average balance during period	—	674	6,041
Maximum outstanding at any month end	—	3,000	13,000
Weighted average interest rate at end of period	—%	—%	6.74%
Average interest cost during the year	—%	6.74%	5.83%

Trust Activities

Oneida Savings Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts. Trust services are offered through Oneida Savings Bank’s Trust Department. Services include fiduciary services for trusts and estates, money management and custodial services. At December 31, 2011, Oneida Savings Bank maintained 518 trust/fiduciary accounts, with total assets of $110.8 million under management as compared to 539 trust/fiduciary accounts, with total assets of $114.2 million at December 31, 2010. Management anticipates that in the future the Trust Department will become a more significant component of Oneida Savings Bank’s business.

Personnel

As of December 31, 2011, we had 321 full-time employees and 22 part-time employees. The employees are not represented by a collective bargaining unit. Management believes that we have a good relationship with its employees.

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

New Federal Legislation

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. As of July 21, 2011, the Dodd-Frank Act authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it currently regulates. The Office of Thrift Supervision, which was Oneida Financial Inc.’s prior regulator, was eliminated. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oneida Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorney general’s the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate based upon the supervisory risk category to which it is assigned and certain possible risk-based adjustments, with institutions perceived as less risky, paying lower rates.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandated that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%. In 2009, as part of a plan to restore the reserve ratio, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009. Oneida Savings Bank recorded an expense of $268,000 during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

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

The Dodd-Frank Act required the FDIC to revise its risk-based assessment procedures to base it on average total assets less tangible capital, rather than deposits. In response, the FDIC issued a final rule that took effect April 1, 2011. The assessment scale now ranges from 2½ basis points of total assets less tangible capital (generally defined as Tier 1 capital) to 45 basis points.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to .68 basis points of total assets less tangible capital.

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

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividends and Other Capital Distributions. The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts Oneida Savings Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained under state law and regulation or (ii) the amount of Oneida Savings Bank’s liquidation account established in connection with its reorganization from mutual form.

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

Activities as Principal and Investments of Insured State-Chartered Banks. Federal law generally limits the activities as principal and equity investments of FDIC-insured state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under federal regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, the activities of which are limited to those permissible for a subsidiary of a national bank; (ii) investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’, and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as Oneida Savings Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2011, the Bank had $3.0 million of securities pursuant to this exception. As a savings bank, Oneida Savings Bank may also continue to sell savings bank life insurance. The FDIC may also permit otherwise prohibited activities for banks and their subsidiaries if applicable capital requirements are met and the activity is not deemed significantly risky to the insurance fund.

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

As a member, Oneida Savings Bank is required to purchase and maintain stock in the FHLB of New York. As of December 31, 2011, Oneida Savings Bank had $2.1 million of FHLB stock. The dividend yield from FHLB stock was 5.00% at December 31, 2011. No assurance can be given that the FHLB will pay any dividends in the future.

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

Federal Holding Company Regulation

General. Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provision of the Home Owners’ Loan Act of 1933, as amended. Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company. Oneida Savings Bank has made such an election. Accordingly, Oneida Financial Corp. is registered as a savings and loan holding company and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Oneida Financial Corp. and any non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The powers and duties of the Office of Thrift Supervision relating to savings and loan holding companies, including rulemaking and supervision authority, were transferred to the Federal Reserve Board on July 21, 2011.

Permissible Activities. Under present law, the business activities of Oneida Financial Corp. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the Federal Reserve Bank rather than as a bank holding company, Oneida Savings Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Oneida Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test under Federal Reserve Board regulations. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2011 Oneida Savings Bank met the Qualified Thrift Lender test.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength and Dividends. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Oneida Financial Corp. to pay dividends or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Oneida Financial Corp. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with Oneida Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Shares of common stock held by persons who are not affiliates (generally officers, directors and principal stockholders) of Oneida Financial Corp. may be resold without registration. Shares held by persons who are affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Oneida Financial Corp. meets specified current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Oneida Financial Corp. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Oneida Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks.

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

Federal Reserve System

General. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2011, Oneida Savings Bank was in compliance with these reserve requirements.

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

Oneida Savings Bank’s most recent IRS audit was relative to Oneida Savings bank’s 2008 and 2009 federal and state income tax returns.

Method of Accounting. For federal income tax purposes, Oneida Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Alternate Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oneida Financial Corp. and Oneida Savings Bank are subject to the AMT however, neither corporation has any minimum tax credit carry forwards at December 31, 2011.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2009 and 2010 (but not both years) has been expanded to five years. At December 31, 2011, Oneida Financial Corp. and Oneida Savings Bank had no net operating loss carry forward for federal income tax purposes.

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

Audit of Tax Returns. New York State Department of Taxation’s most recent audit was of the Company’s 2008 state income tax return.

Executive Officers of the Registrant

Listed below is information, as of December 31, 2011, concerning the Company’s executive officers. There are no arrangements or understandings between the Registrant and any of the persons named below with respect to which he or she was or is to be selected as an officer.

Name	Age	Position and Term

Michael R. Kallet	61	President and Chief Executive Officer since 1990

Eric E. Stickels	50	Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon	57	Executive Vice President and Chief Credit Officer since 1998

A COPY OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDAFINANCIAL.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

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

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2011, our investment securities available for sale totaled $197.3 million. Unrealized gains on our securities available for sale totaled $189,000 and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At December 31, 2011, approximately 60.8% of our total loans had adjustable rates of interest.

We could record future losses on our securities portfolio.

During the year ended December 31, 2011, we recognized $367,000 of impairment losses on securities, of which $367,000 was recognized in our income statement. At December 31, 2011, we held trust preferred securities, corporate debt securities and non-government agency collateralized mortgage obligations with unrealized losses of $2.7 million, $2.2 million and $89,000, respectively.

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

At December 31, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, foreclosed real estate assets and non-accruing investment securities) totaled $5.2 million, which is a decrease of $2.3 million over non-performing assets at December 31, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Oneida Savings Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

At December 31, 2011, our portfolio of commercial real estate and multi-family loans totaled $77.5 million, or 26.8% of total loans, and our commercial business loans totaled $37.7 million, or 13.1% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate and commercial business loans generally expose us to a greater risk of nonpayment and loss than one-to-four family residential real estate lending because repayment of such loans often depends on the successful business operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Many of our borrowers have more than one commercial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2011, our home equity loans totaled $45.0 million, or 15.6% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans may have been as high as 90% at the time of origination and may be higher at present. At December 31, 2011, our consumer loans totaled

$34.3 million, or 11.9% of our total loan portfolio, of which $30.8 million consisted of automobile loans. Our automobile loans include a substantial number of automobile loans that are referred to us by participating automobile dealerships located in our market area, although our lending staff underwrites and approves such loans. Our consumer loan portfolio also includes automobile loans originated directly by us, as well as unsecured loans and loans secured by other personal property. Home equity loans and consumer loans generally have greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans, any decrease in real estate values that adversely affect the value of the property serving as collateral for our loans would have a greater effect on the value of collateral securing a second mortgage. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits.

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

In recent years we have had significant growth in our municipal deposits from sources within our market area. These deposits are price sensitive source of funds from both an interest and service charge perspective. We may experience a sudden increase in interest expense if market interest rates rise suddenly or risk the possibility of deposit outflow if we are unwilling to price these deposits as aggressively as our competition. This liquidity risk may require us to sell the investment securities collateralizing the municipal deposits at a loss or to access higher cost borrowings which would result in an increase in our interest expense.

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

Recent bank failures coupled with the severe economic recession and continued weakness in the national economy have significantly reduced the deposit insurance fund’s reserve ratio. On April 1, 2011, the Federal Deposit Insurance Corporation made effective a final rule, required by the Dodd-Frank Act that altered the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates. Under the rule, the Federal Deposit Insurance Corporation first established an institution’s initial base assessment rate. This initial base assessment rate ranges from 5-35 basis points of total assets less Tier 1 capital, depending on the risk category of the institution. The FDIC previously based its assessments on the volume of deposits. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of long-term unsecured debt, unsecured debt of other institutions held and brokered deposits. The total assessment schedule, with possible adjustments, ranges from 2.5 to 45 basis points.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $268,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.

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

Our Federal Deposit Insurance Corporation insurance expense totaled $513,000, $769,000 and $1.0 million, respectively, in 2011, 2010 and 2009. Increases in assessment rates or additional special assessments, will negatively impact future earnings.

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

Financial reform legislation recently enacted by Congress has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and may result in new laws and regulations that are expected to increase our costs of operations.

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act provided for the elimination of the Office of Thrift Supervision and authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oneida Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk transferred, directed the Federal Reserve Board to regulate the pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage originations. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time the effect that the legislation and implementing regulations will have on community banks. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress took various actions that were intended to strengthen confidence and encourage liquidity in depository institutions, and the Federal Deposit Insurance Corporation took various actions, including increasing insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the New York State Banking Department, the Federal Deposit Insurance Corporation and the Federal Reserve Board, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, the New York State Banking Department and the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

If our investment in the Federal Home Loan Bank of New York becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of New York to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate carrying value of our Federal Home Loan Bank common stock as of December 31, 2011 was $2.1 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

ITEM 1.B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 11 additional full service branch offices. The following table sets forth certain information concerning our property and equipment at December 31, 2011. The aggregate net book value of our premises and equipment was $21.4 million at December 31, 2011. Bailey & Haskell Associates conducts its business through four facilities set forth in the table below. In addition, Bailey & Haskell Associates uses designated office space in Oneida Savings Bank’s main office in Oneida and branch offices in Cazenovia, Chittenango and Rome, New York. Further, Bailey & Haskell Associates conducts business from two home offices maintained by Bailey & Haskell Associates sales representatives in Buffalo and New York City, New York. Benefit Consulting Group conducts its business through one facility and also uses designated office space within the same four Oneida Savings Bank offices used by Bailey & Haskell Associates. Workplace Health Solutions conducts its business through one facility.

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2011
			(In thousands)
Main Office:
182 Main Street	1889	N/A	$2,670
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	558
41 Harden Boulevard
Camden, New York 13316

Canastota Branch	1999	N/A	664
104 S. Peterboro St.
Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,528
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch	1976	N/A	162
35 Broad Street
Hamilton, New York 13346

Convenience Center	1988	N/A	1,004
585 Main Street
Oneida, New York 13421

Chittenango Branch	2005	N/A	1,872
519 Genesee Street
Chittenango, New York 13037

Bridgeport Branch	2002	December 2012	29
8786 State Route 31
Bridgeport, New York 13030

Griffiss Park Branch	2005	N/A	5,415
160 Brooks Road
Rome, NY 13441

Vernon Branch	2007	N/A	1,089
5238 W. Seneca Street
Vernon, NY 13476

Westmoreland Branch	2007	N/A	80
4675 State Route 233
Westmoreland, NY 13490

Turin Road Branch	2011	N/A	2,108
7812 Turin Road
Rome, NY 13440

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2011

Mortgage Center
126 Lenox Avenue	1989	N/A	160
Oneida, New York 13421

Operations Center
169 Main Street	2001	N/A	768
Oneida, New York 13421

Bailey & Haskell Associates, Inc	2000	Various	423
	(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.	2006	N/A	2,670
Benefit Consulting Group Inc.
Workplace Health Solutions
5232 Witz Drive
North Syracuse, New York 13212

Bailey & Haskell Associates, Inc.	2011	June 2016	N/M
95 Genesee Street
New Hartford, NY 13413

Bailey & Haskell Associates, Inc.	2009	Monthly	N/M
111 Clebourne Street
Suite 230A
Fort Mills, SC 29715

Other Bank Property
102 S. Peterboro St.	2000	N/A	98
Canastota, New York 13032

6 Cambridge Avenue
Morrisville, New York 13408	2006	N/A	82

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company’s common stock, the section captioned “Stockholder Information” in the Company’s Annual Report to Stockholders for the Year Ended December 31, 2011 (the “Annual Report to Stockholders”) is incorporated herein by reference.

During the fourth quarter of 2011, the Company repurchased shares of its common stock as follows:

Period	# of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased	Maximum Number of Shares that may still be purchased under the repurchase program

Oct. 1 – Oct. 31	—	$—	96,695	255,982
Nov. 1 – Nov. 30	52,529	$9.20	149,224	203,453
Dec. 1- Dec. 31	100,000	$9.15	249,224	103,453

Equity Compensation Plans

At December 31, 2011, there were no compensation plans under which equity securities of Oneida Financial Corp. were authorized for issuance other than the employee stock ownership plan.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2006, as reported by the NASDAQ Market, through December 31, 2011, (b) the cumulative total return on stocks included in the S&P 500 Index over such period,(c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies located in the Mid-Atlantic region over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. The graph reflects stock price information for the Company since July 7, 2010, and for the Company’s predecessor prior to that date, and reflects the impact of the exchange ratio used in the conversion for the period prior to July 7, 2010.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Oneida Financial Corp.	100.00	84.82	69.65	87.95	75.56	95.22
S&P 500	100.00	103.53	63.69	78.62	88.67	88.67
SNL Mid-Atlantic U.S. Thrifts	100.00	80.17	64.62	58.98	65.05	48.19
Nasdaq Bank Index	100.00	77.93	59.29	48.32	54.06	47.34

Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2006, the cumulative total value with dividends reinvested would be $95.22 at December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2011. The historical “Selected Financial Condition Data” and historical “Selected Operating Data” are derived from the audited financial statements. The “Selected Financial Ratios”, “Summary Quarterly Data” and other data for all periods are unaudited. All per share amounts from prior periods have been adjusted to reflect the Company’s stock offering and conversion which occurred on July 7, 2010, and the exchange ratio used in the conversion. All financial information in these tables should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto.

	At December 31,
Selected Financial Condition Data:	2011	2010	2009	2008	2007
	( in thousands )
Total assets	$663,713	$661,579	$590,506	$540,130	$522,315
Cash and cash equivalents	40,572	33,741	39,537	13,294	16,461
Loans receivable, net	285,608	283,431	295,839	302,492	284,418
Mortgage-backed securities	92,755	89,882	65,737	74,316	46,569
Investment securities	151,749	161,739	96,487	60,446	95,825
Trading securities	7,010	7,691	7,627	5,941	—
Goodwill and other intangibles	24,947	24,519	24,813	25,063	25,434
Interest bearing deposits	481,505	486,985	426,368	364,911	334,444
Non-interest bearing deposits	69,119	65,179	62,997	60,787	65,685
Borrowed funds	11,000	12,000	31,000	52,825	56,400
Total stockholders' equity	87,961	85,920	59,116	54,829	59,400

	Years ended December 31,
Selected Operating Data:	2011	2010	2009	2008	2007
	( dollars in thousands, except per share data )
Total interest income	$23,783	$23,780	$25,001	$26,734	$25,673
Total interest expense	4,023	5,681	7,574	11,081	12,028
Net interest income	19,760	18,099	17,427	15,653	13,645
Provision for loan losses	1,050	1,650	760	525	—
Net interest income after
provision for loan losses	18,710	16,449	16,667	15,128	13,645
Net investment gains (losses)	58	(901)	(1,507)	(959)	353
Change in fair value of trading securities	199	103	1,725	(7,675)	—
Non-interest income	24,654	22,888	20,884	18,318	17,838
Non-interest expense	35,548	33,452	31,975	28,171	26,416
Intangible amortization	391	412	470	541	548
Income (loss) before income taxes	7,682	4,675	5,324	(3,900)	4,872
Income tax provision (benefit)	1,953	914	1,211	(2,223)	1,368
Net income (loss)	$5,729	$3,761	$4,113	$(1,677)	$3,504
Earnings (loss) per share - basic	$0.82	$0.53	$0.58	$(0.24)	$0.49
Earnings (loss) per share - diluted	$0.82	$0.53	$0.58	$(0.24)	$0.49
Cash dividends paid	$0.48	$0.30	$0.24	$0.24	$0.24

	Three Months Ended
Summary Quarterly Data:	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11
	( dollars in thousands, except per share data )
Net interest income	$4,839	$5,013	$5,039	$4,868
Provision for loan losses	400	550	50	50
Net investment (losses) gains	(224)	16	180	86
Change in fair value of trading securities	430	393	(665)	40
Non-interest income	6,037	6,306	5,665	6,647
Non-interest expense	8,869	8,845	8,824	9,400
Income before income taxes	1,813	2,333	1,345	2,191
Income tax provision	400	637	389	527
Net income	$1,413	$1,696	$956	$1,664
Earnings per share - basic	$0.200	$0.240	$0.140	$0.240
Earnings per share - diluted	$0.200	$0.240	$0.140	$0.240
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Three Months Ended
	31-Mar-10	30-Jun-10	30-Sep-10	31-Dec-10
	( dollars in thousands, except per share data )
Net interest income	$4,281	$4,448	$4,628	$4,742
Provision for loan losses	400	300	650	300
Net investment (losses) gains	(681)	381	(112)	(488)
Change in fair value of trading securities	139	(863)	409	418
Non-interest income	5,828	5,706	5,221	6,132
Non-interest expense	8,344	8,325	8,439	8,756
Income before income taxes	823	1,047	1,057	1,748
Income tax provision	196	233	242	243
Net income	$627	$814	$815	$1,505
Earnings per share - basic	$0.090	$0.110	$0.120	$0.210
Earnings per share - diluted	$0.090	$0.110	$0.120	$0.210
Cash dividends paid	$0.120	$—	$0.060	$0.120

	Years ended December 31,
Selected Financial Ratios:	2011	2010	2009	2008	2007

Performance ratios:
Return on average assets (ratio of net income to
average total assets)	0.86%	0.60%	0.73%	-0.31%	0.71%
Return on average equity (ratio of net income to
average equity)	6.46%	5.14%	7.41%	-2.99%	5.99%
Interest rate spread (1)	3.30%	3.25%	3.55%	3.18%	3.02%
Net interest margin (2)	3.41%	3.38%	3.69%	3.42%	3.34%
Efficiency ratio (3)	80.04%	80.99%	82.99%	111.18%	82.98%
Non-interest income to average total assets	3.70%	3.67%	3.76%	1.78%	3.68%
Non-interest expense to average total assets	5.40%	5.39%	5.78%	5.27%	5.46%
Ratio of average interest-earning assets
to average interest-bearing liablitites	115.47%	112.56%	108.73%	109.73%	110.99%
Average equity to average total assets	13.33%	11.73%	9.89%	10.42%	11.83%
Equity to total assets (end of period)	13.25%	12.99%	10.01%	10.15%	11.37%
Tangible equity to tangible assets (end of period) (4)	9.86%	9.64%	6.06%	5.78%	6.84%
Dividend payout ratio (5)	58.74%	56.07%	40.69%	-99.10%	47.05%
Asset quality ratios:
Nonperforming assets to total assets (6)	0.79%	1.15%	0.41%	0.09%	0.07%
Nonperforming loans to total loans	0.50%	1.38%	0.18%	0.17%	0.13%
Net charge-offs to average loans	0.85%	0.10%	0.16%	0.14%	0.04%
Allowance for loan losses to loans receivable, net	1.02%	1.51%	0.98%	0.87%	0.88%
Allowance for loan losses to nonperforming loans	201.81%	107.54%	526.50%	511.50%	669.60%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	15.62%	15.15%	10.73%	10.21%	10.18%
Tier 1 capital (to risk-weighted assets)	14.91%	14.11%	10.00%	9.49%	9.45%
Tier 1 capital (to average assets)	9.62%	9.17%	7.19%	6.64%	6.60%

Number of full-service banking offices	12	11	12	12	12
Number of FTEs	330	325	318	314	317

(1)	The average of interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding net impairment losses, net investment gains (losses) and changes in fair value of trading securities.
(4)	Tangible equity represents total equity less goodwill and other intangible assets, and tangible assets represents total assets less goodwill and other intangibles.
(5)	The dividend payout ratio represents total dividends paid divided by net income and reflects the waiver of dividends by Oneida Financial, MHC. The following table sets forth the aggregate cash dividends declared and paid or waived per period, which is calculated by multiplying the dividends declared per share by the number of shares outstanding as the applicable record date

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Dividends paid to public stockholders	$3,365	$2,109	$1,674	$1,662	$1,649
Dividends payable to Oneida Financial MHC	—	1,552	2,069	2,069	2,069
Dividends waived by Oneida Financial MHC	—	(1,552)	(2,069)	(2,069)	(2,069)
Total dividends paid	$3,365	$2,109	$1,674	$1,662	$1,649

(6)	Non-performing assets include non-performing loans and non-accrual trust preferred securities.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see Item 1. “Executive Officers of the Registrant” for information concerning the Company’s executive officers. Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement, specifically the section captioned “Meetings and Committees of the Board of Directors.”

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Condition,

December 31, 2011 and 2010

•	Consolidated Statements of Income,

Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity,

Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows,

Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Oneida Financial Corp. (1)

3.2	Bylaws of Oneida Financial Corp. (1)

4	Form of Stock Certificate (2)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (3)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (4)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Thomas H. Dixon (5)

10.4	Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (12)

10.5	Amendment to Employment Agreement between Bailey & Haskell Associates, Inc. and John E. Haskell (13)

10.6	Employment Agreement between Benefit Consulting Group Inc. and John F. Catanzarita (14)

10.7	Oneida Financial Corp. Performance Based Compensation Plan (15)

10.8	Oneida Financial Corp. 2006 Recognition and Retention Plan (6)

10.9	Oneida Financial Corp. 2000 Stock Option Plan (7)

10.10	Amendment to the Oneida Financial Corp. 2000 Stock Option Plan (8)

10.11	Oneida Financial Corp. 2000 Recognition and Retention Plan (9)

13	Annual Report to Stockholders

14	Code of Ethics (10)

16	Letter regarding change in certifying accountant (11)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 and 3.2 to the Company’s Registration Statement of Form S-1 filed with the Securities and Exchange Commission on March 12, 2010. (File No. 333-165458).
59

(2)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement of Form S-1 filed with the Securities and Exchange Commission on March 12, 2010. (File No. 333-165458).

(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 1, 2012 (File No. 001-34813).

(4)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 1, 2012 (File No. 001-34813).

(5)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 1, 2012 (File No. 001-34813).

(6)	Incorporated by reference to Appendix A of the Proxy Statement of Oneida Financial Corp., a Federal corporation, filed with the Securities and Exchange Commission on March 30, 2006 (File No. 000-25101).

(7)	Incorporated by reference to Appendix A of the Proxy Statement of Oneida Financial Corp., a Federal corporation, filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(8)	Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Oneida Financial Corp., a Federal corporation, filed with the Securities and Exchange Commission on March 31, 2006 (File No. 000-25101).

(9)	Incorporated by reference to Appendix B of the Proxy Statement of Oneida Financial Corp., a Federal corporation, filed with the Securities and Exchange Commission on March 23, 2000 (File No. 000-25101).

(10)	Incorporated by reference to the Annual Report on Form 10-K of Oneida Financial Corp., a Federal corporation, for the year ended December 31, 2003 (File No. 000-25101).

(11)	Incorporated by reference to the Current Report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant, of Oneida Financial Corp., a Federal corporation, filed on September 3, 2003 (File No. 000-25101).

(12)	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on August 19, 2010 (File No. (File No. 001-34813).

(13)	Incorporated by reference to the Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165458).

(14)	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 7, 2011 (File No. 001-34813).

(15)	Incorporated by reference to the Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165458).
60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: March 22, 2012	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. Kallet	By:	/s/ Eric E. Stickels
	Michael R. Kallet, President and Chief		Eric E. Stickels, Executive Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 22, 2012		Date: March 22, 2012

By:	/s/ Thomas H. Dixon	By:	/s/ Patricia D. Caprio
	Thomas H. Dixon, Executive Vice President		Patricia D. Caprio, Director

Date: March 22, 2012		Date: March 22, 2012

By:	/s/ John E. Haskell	By:	/s/ Rodney D. Kent
	John E. Haskell, Director		Rodney D. Kent, Director

Date: March 22, 2012		Date: March 22, 2012

By:	/s/ Richard B. Myers	By:	/s/ Ralph L. Stevens
	Richard B. Myers, Director		Dr. Ralph L. Stevens, Director

Date: March 22, 2012			Date: March 22, 2012

By:	/s/ Frank O. White Jr.	By:	/s/ John A. Wight
	Frank O. White Jr., Director		Dr. John A. Wight, Director

Date: March 22, 2012			Date: March 22, 2012

By:	/s/ Gerald N. Volk	By:	/s/ Nancy E. Ryan
	Gerald N. Volk, Director		Nancy E. Ryan, Director

Date: March 22, 2012			Date: March 22, 2012

61