Form 10-Q
period 2012-03-31
Oneida Financial Corp.
filed 2012-05-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,913,049 shares of the Registrant’s common stock outstanding as of May 1, 2012.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At March 31, 2012 (unaudited) and December 31, 2011 (unaudited)

	At March 31,	At December 31,
	2012	2011
ASSETS	(In thousands, except share data)
Cash and due from banks	$21,539	$22,910
Federal funds sold	29,684	17,662
TOTAL CASH AND CASH EQUIVALENTS	51,223	40,572

Trading securities	7,446	7,010
Securities, available for sale	227,482	197,305
Securities, held to maturity (fair value $45,973 and $49,264 respectively)	44,172	47,199

Mortgage loans held for sale	831	688

Loans receivable	287,298	287,819
Deferred fees	945	997
Allowance for loan losses	(3,007)	(2,900)

LOANS RECEIVABLE, NET	285,236	285,916

Federal Home Loan Bank stock	2,234	2,102
Bank premises and equipment, net	21,269	21,380
Accrued interest receivable	2,513	2,226
Bank owned life insurance	17,119	16,978
Other assets	15,379	17,390
Goodwill	23,982	23,982
Other intangible assets	874	965
TOTAL ASSETS	$699,760	$663,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$511,982	$481,505
Non-interest bearing deposits	76,466	69,119
Borrowings	11,000	11,000
Other liabilities	11,380	14,128
TOTAL LIABILITIES	610,828	575,752
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 6,915,570 issued)	69	69
Additional paid-in capital	43,404	43,396
Retained earnings	48,384	47,211
Accumulated other comprehensive loss	(2,370)	(2,122)
Treasury stock (at cost, 2,521 and 2,521 shares)	(20)	(20)
Unallocated ESOP (78,956 and 78,956 shares)	(594)	(632)
Total Oneida Financial Corp stockholders’ equity	88,873	87,902
Noncontrolling interest	59	59

TOTAL STOCKHOLDERS’ EQUITY	88,932	87,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,760	$663,713

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(In thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$3,808	$3,931
Interest on investment securities	1,807	1,998
Dividends on equity securities	70	62
Interest on federal funds sold and interest-earning deposits	6	8
Total interest and dividend income	5,691	5,999
INTEREST EXPENSE:
Core deposits	281	458
Time deposits	426	570
Borrowings	118	131
Note payable	1	1
Total interest expense	826	1,160
NET INTEREST INCOME	4,865	4,839
Less: Provision for loan losses	150	400
Net interest income after provision for loan losses	4,715	4,439
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	—	(204)
Portion of loss recognized in OCI (before taxes)	—	—
Net impairment losses	—	(204)
Net gains (losses) on sale of securities, net	97	(20)
Changes in fair value of trading securities	436	430
Total investment gains	533	206
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	5,503	4,945
Other operating income	1,324	1,092
Total non-interest income	6,827	6,037
NON-INTEREST EXPENSES:
Compensation and employee benefits	6,034	5,587
Occupancy expenses, net	1,206	1,214
Other operating expense	2,138	2,004
Total non-interest expenses	9,378	8,805
INCOME BEFORE INCOME TAXES	2,697	1,877
Provision for income taxes	692	400
NET INCOME	2,005	1,477
Less: net income attributable to noncontrolling interest	3	64
NET INCOME attributable to Oneida Financial Corp.	$2,002	$1,413
EARNINGS PER SHARE – BASIC	$0.29	$0.20
EARNINGS PER SHARE – DILUTED	$0.29	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(In thousands)

Net income	$2,005	$1,477

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized gains on securities arising during period	—	(71)
Reclassification adjustment for losses included in net income	—	204
Net unrealized losses	—	133
Income tax effect	—	(53)
Net change in other-than Temporary securities	—	80

Securities available for sale:
Unrealized (losses) gains on securities arising during period	(352)	349
Reclassification adjustment for (gains) losses included in net income	(97)	20
Net unrealized (losses) gains	(449)	369
Income tax effect	180	(147)
Net change in securities available for sale	(269)	222

Unrealized holding (losses) gains on securities, net of tax	(269)	302

Change in unrealized loss on pension benefits	35	31
Income tax effect	(14)	(13)
Net change in pension benefits	21	18

Other comprehensive (loss) gain, net of tax	(248)	320
Comprehensive income	1,757	1,797
Comprehensive income attributable to Noncontrolling interest	(3)	(64)

Comprehensive income attributable to Oneida Financial Corp.	$1,754	$1,733

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012 (unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Common Stock Issued Under Employee Stock Plans	Total Equity Attributable To Oneida Financial	Non- controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)

Balance as of January 1, 2012	6,915,570	$69	$43,396	$47,211	$(2,122)	$(20)	$(632)	$87,902	$59	$87,961
Net income	—	—	—	2,002	—	—	—	2,002	3	2,005
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income, net of tax	—	—	—	—	(248)	—	—	(248)	—	(248)
Common stock dividends: $0.12 per share	—	—	—	(829)	—	—	—	(829)	—	(829)
Shares committed to be released under ESOP plans	—	—	8	—	—	—	38	46	—	46

Balance as of March 31, 2012	6,915,570	$69	$43,404	$48,384	$(2,370)	$(20)	$(594)	$88,873	$59	$88,932

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:	(In thousands)
Net income	$2,005	$1,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459	453
Amortization of premiums/discounts on securities, net	194	198
Net change in fair value of trading securities	(436)	(430)
Provision for loan losses	150	400
Loss on impairment of securities	—	204
ESOP shares earned	46	—
Loss on write down of foreclosed assets	50	—
(Gain) loss on sale of securities, net	(97)	20
Gain on sale of loans, net	(204)	(48)
Income tax payable	539	(42)
Accrued interest receivable	(287)	(262)
Other assets	1,586	1,538
Other liabilities	(4,713)	(4,379)
Earnings on bank owned life insurance	(141)	(144)
Origination of loans held for sale	(8,323)	(3,693)
Proceeds from sales of loans	8,384	3,750
Net cash used in operating activities	(788)	(958)

Investing Activities:
Purchase of securities available for sale	(51,773)	(24,031)
Proceeds from sale of securities available for sale	6,853	4,834
Maturities and calls of securities available for sale	12,404	7,390
Principal collected on securities available for sale	3,842	3,461
Purchase of securities held to maturity	(250)	—
Maturities and call of securities held to maturity	1,655	1,027
Principal collected on securities held to maturity	1,575	923
Proceeds from sale of trading securities	—	845
Purchase of FHLB stock	(186)	(62)
Redemption of FHLB stock	54	33
Net decrease (increase) in loans	530	(432)
Purchase of bank premises and equipment	(257)	(92)
Purchase of employee benefits company	—	(94)
Purchase of insurance company	—	(350)
Net cash used in investing activities	(25,553)	(6,548)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	39,810	22,850
Net (decrease) increase in time deposits	(1,986)	1,122
Dividends on preferred stock of subsidiary held by noncontrolling interest	(3)	(64)
Cash dividends	(829)	—
Net cash provided by financing activities	36,992	23,908
Increase in cash and cash equivalents	10,651	16,402
Cash and cash equivalents at beginning of period	40,572	33,741
Cash and cash equivalents at end of period	$51,223	$50,143

Supplemental disclosures of cash flow information:
Cash paid for interest	826	1,161
Cash paid for income taxes	150	440

Supplemental noncash disclosures:
Transfer of loans to other real estate	—	123
Dividends declared and unpaid	829	859
Notes payable issued in connection with acquisition	—	362
Purchase of securities not settled	2,000	—

The accompanying notes are an integral part of the consolidated financial statements.

Oneida Financial Corp.

Notes to Consolidated Financial Statements

(Unaudited)

MARCH 31, 2012

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be achieved for the remainder of 2012. On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form. At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank. Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation.

The data in the consolidated statements of condition for December 31, 2011 was derived from the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K. That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2011 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation. Reclassifications did not impact prior period’s net income or stockholders’ equity.

Note B – Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for the calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable using the treasury stock method.

Earnings per common share have been computed based on the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
	2012	2011

Basic
Net earnings allocated to common stock	$2,001,628	$1,412,987

Weighted average common shares outstanding	6,913,049	7,162,273
Less: Average unallocated ESOP shares	78,904	118,228
Weighted average shares	6,834,145	7,044,045

Basic earnings per share	$0.29	$0.20
Diluted
Net earnings allocated to common stock	$2,001,628	$1, 412,987

Weighted average common shares outstanding for basic earnings per common share	6,834,145	7,044,045
Add: Dilutive effects of assumed exercise of stock options	—	—
Weighted average shares and dilutive potential common shares	6,834,145	7,044,045

Diluted earnings per common share	$0.29	$0.20

Note B – Earnings per Share (Continued)

There were no potentially dilutive securities outstanding for the three months ended March 31, 2012 and March 31, 2011.

Note C – Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$44,988	$103	$(159)	$44,932
Corporate	42,869	607	(2,014)	41,462
Trust preferred securities	5,916	—	(2,459)	3,457
State and municipal	44,393	1,850	—	46,243
Small business administration	11,826	139	(1)	11,964
	$149,992	$2,699	$(4,633)	$148,058
Mortgage-Backed Securities
Fannie Mae	$30,783	$710	$—	$31,493
Freddie Mac	15,374	188	—	15,562
Government National Mortgage Assoc.	29,612	799	(38)	30,373
Collateralized Mortgage Obligations	1,981	43	(28)	1,996
	$77,750	$1,740	$(66)	$79,424
Total available-for-sale	$227,742	$4,439	$(4,699)	$227,482

	March 31, 2012
	Amortized	Gross Unrecognized		Fair
Held-to-maturity portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$11,979	$123	$—	$12,102
State and municipal	8,386	928	—	9,314
Small business administration	485	5	—	490
	$20,850	$1,056	$—	$21,906

Mortgage-Backed Securities
Fannie Mae	$13,176	$439	$—	$13,615
Freddie Mac	4,253	125	—	4,378
Government National Mortgage Assoc.	5,893	181	—	6,074
	$23,322	$745	$—	$24,067
Total held-to-maturity	$44,172	$1,801	$—	$45,973

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

	December 31, 2011
	Amortized	Gross Unrealized		Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$30,422	$173	$(17)	$30,578
Corporate	38,925	395	(2,240)	37,080
Trust preferred securities	6,266	—	(2,651)	3,615
State and municipal	45,524	2,510	—	48,034
Small business administration	9,996	160	(5)	10,151
	$131,133	$3,238	$(4,913)	$129,458
Mortgage-Backed Securities
Fannie Mae	$34,619	$819	$—	$35,438
Freddie Mac	7,161	222	—	7,383
Government National Mortgage Assoc.	22,124	893	—	23,017
Collateralized Mortgage Obligations	2,079	19	(89)	2,009
	$65,983	$1,953	$(89)	$67,847
Total available-for-sale	$197,116	$5,191	$(5,002)	$197,305

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
Held-to-maturity portfolio:	Cost	Gains	Losses	Value
Investment Securities	(In thousands)
Debt securities:
U. S. Agencies	$13,627	$193	$—	$13,820
State and municipal	8,161	1,102	—	9,263
Small business administration	503	5	—	508
	$22,291	$1,300	$—	$23,591
Mortgage-Backed Securities
Fannie Mae	$14,132	$450	$—	$14,582
Freddie Mac	4,631	112	—	4,743
Government National Mortgage Assoc	6,145	203	—	6,348
	$24,908	$765	$—	$25,673
Total held-to-maturity	$47,199	$2,065	$—	$49,264

The amortized cost and fair value of the investment securities portfolio at March 31, 2012 are shown by contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$9,437	$9,466	$1,256	$1,264
After one year through five years	20,770	20,927	3,096	3,238
After five years through ten years	51,423	52,441	10,564	11,085
After ten years	68,362	65,224	5,934	6,319
Total	$149,992	$148,058	$20,850	$21,906

Sales of securities were as follows for the three months ended:

	March 31, 2012	March 31, 2011
	(In thousands)
Proceeds	$6,853	$5,679
Gross Gains	$97	$5
Gross Losses	$—	$(25)

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2012	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$14,340	$(159)	$—	$—	$14,340	$(159)
Corporate	12,112	(452)	6,429	(1,562)	18,541	(2,014)
Trust preferred securities	—	—	3,457	(2,459)	3,457	(2,459)
State and municipal	—	—	—	—	—	—
Small business administration	974	(1)	5	—	979	(1)
Fannie Mae	—	—	—	—	—	—
Freddie Mac	—	—	—	—	—	—
Government National Mortgage Assoc	7,147	(38)	—	—	7,147	(38)
Collateralized mortgage obligations	—	—	765	(28)	765	(28)
Total securities available-for-sale in an unrealized loss position	$34,573	$(650)	$10,656	$(4,049)	$45,229	$(4,699)

December 31, 2011	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$3,981	$(17)	$—	$—	$3,981	$(17)
Corporate	16,548	(602)	6,352	(1,638)	22,900	(2,240)
Trust preferred securities	—	—	3,615	(2,651)	3,615	(2,651)
State and municipals	—	—	—	—	—	—
Small business administration	1,047	(5)	5	—	1,052	(5)
Fannie Mae	—	—	—	—	—	—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	724	(89)	724	(89)
Total securities available-for-sale in an unrealized loss position	$21,576	$(624)	$10,696	$(4,378)	$32,272	$(5,002)

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of the impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be collected and the amortized cost basis.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there is an adverse change in the remaining expected future cash flows.

As of March 31, 2012, the Company’s security portfolio consisted of 365 securities, 47 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, corporate and trust preferred securities as discussed below.

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support. Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government. All of the agency mortgage-backed securities are residential mortgage-backed securities. At March 31, 2012, of the twenty U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale portfolio, only one was in a continuous unrealized loss position for 12 months or more. The unrealized losses at March 31, 2012 were primarily attributable to changes in interest rates and illiquidity and not credit quality. The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Non-Agency Collateralized Mortgage Obligations.

All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancements. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location and the level of credit enhancement. Current characteristics of each security are reviewed regularly by management. If the level of credit loss coverage is sufficient, it indicates that we will receive all of the originally scheduled cash flows.

At March 31, 2012, the one non-agency collateralized mortgage obligation in an unrealized loss position was in a continuous unrealized loss position more than 12 months. It was rated Aaa or better at the time of purchase. Including the security just disclosed, the Bank currently has two obligations totaling $1.4 million that based on the expected cash flows, delinquencies and credit support the Company has considered impaired and are currently below investment grade. There was no impairment recorded for the first quarter of 2012. The total impairment recorded during 2011 was $75,334; none of which was recorded in the first quarter of 2011. The securities remain classified as available-for-sale at March 31, 2012.

Corporate Debt and Municipal Securities

At March 31, 2012, of the seventeen corporate debt securities in an unrealized loss position, five were in a continuous unrealized loss position of 12 months or more. We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. Included in the five securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.74%. The unrealized loss was $1,190,000 at both March 31, 2012 and December 31, 2011. In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss. The Strats-Goldman Sachs Corporation obligation is paying as agreed. The other four securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade with variable interest rates that have maturities ranging from 2015 to 2020. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Trust Preferred Securities

The Company currently has $3.5 million invested in nine trust preferred securities as of March 31, 2012 whose unrealized losses have been in a continuous loss position exceeding 12 months or more. All of the trust preferred securities are pooled issuances. Of the $3.5 million, $865,000 have variable rates of interest. All of the securities are on nonaccrual as of March 31, 2012. The unrealized losses at March 31, 2012 and December 31, 2011 on the nine securities totaled $2.5 million and $2.7 million respectively.

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

The following table provides detailed information related to the trust preferred securities held as of March 31, 2012:

								Actual	Expected Additional
							Number of	Deferrals	Deferrals	Excess
							Banks and	and	and	Subordination
							Insurance	Defaults	Defaults	Defaults
		Book			Realized	Lowest	Companies	as % of	as % of	as % of
Description	Class	Value (2)	Fair Value	Unrealized Loss	Loss (2) (3)	Rating (1)	Currently Performing	Original Collateral	Performing Collateral	Performing Collateral
		(Dollars In thousands)
Preferred Term Ltd.	Mezz	$667	$617	$(50)	$(337)	C	14	39.50%	18.46%	-30.25%
Preferred Term Ltd.	Mezz	1,347	1,185	(162)	(683)	C	14	39.50%	18.46%	-30.25%
Preferred Term Ltd.	Mezz	897	790	(107)	(456)	C	14	39.50%	18.46%	-30.25%
Preferred Term X	B-3	813	337	(476)	(1,163)	C	33	49.98%	12.74%	-80.13%
Preferred Term XV	B-2	634	176	(458)	(366)	C	49	35.97%	15.64%	-41.12%
Preferred Term XV	B-3	641	177	(464)	(359)	C	49	35.97%	15.64%	-41.12%
Preferred Term XXVI	C-1	673	125	(548)	(312)	C	49	27.54%	18.32%	-21.17%
Preferred Term XXVI	D-1	—	—	—	(497)	C	49	27.54%	18.32%	-30.05%
MMCF IX	B-2	244	50	(194)	(710)	D	14	50.68%	14.15%	-84.73%
		$5,916	$3,457	$(2,459)	(4,883)

(1) The table represents ratings information as of March 31, 2012. The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both. In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default. Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements. Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of March 31, 2012.

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

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

Significant inputs at March 31, 2012
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	3.69% - 9.91%
Present value discount rates for fair value	15%

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

The Company reviews each issuer individually for projected future deferrals and defaults. The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above. This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers. The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer. The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing. The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date. Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security. The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions. There is no recovery estimated for actual defaulted issuers. Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009. Upon completion of the March 31, 2012 analysis, our model indicated that there was no other-than temporary impairment on these securities for the quarter ended March 31, 2012.

These eight securities remain classified as available-for-sale at March 31, 2012. It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the three months ended March 31, 2012 and 2011:

Note C – Investment Securities and Mortgage-Backed Securities (Continued)

	March 31, 2012	March 31, 2011
	(In thousands)
Beginning Balance	$6,107	$5,740

Additional credit loss for which other-than-temporary impairment was previously recognized	—	204
Ending Balance	$6,107	$5,944

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

Note D – Loans Receivable

The components of loans receivable at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Residential mortgages	$88,781	$88,534
Home equity loans	44,980	44,980
Consumer loans	33,017	34,341
Commercial real estate	80,664	82,269
Commercial loans	39,856	37,695
	287,298	287,819
Deferred fees	945	997
Allowance for loan losses	(3,007)	(2,900)
Net loans	$285,236	$285,916

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Note D – Loans Receivable (Continued)

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loans effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net at the fair value of the collateral. For the troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of the lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial real estate, commercial loans, consumer loans, home equity loans and residential mortgages loans.

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

Note D – Loans Receivable (Continued)

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

	Commercial	Commercial	Consumer	Home	Residential
March 31, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	—	—	(69)	—	—	(69)
Recoveries	1	—	24	—	1	26
Provision for loan losses	40	—	46	16	48	150
Ending balance	$576	$1,310	$327	$281	$513	$3,007

	Commercial	Commercial	Consumer	Home	Residential
March 31, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
Allowance for credit losses:	(In thousands)
Beginning balance	$2,668	$576	$337	$264	$431	$4,276
Charge-offs	(19)	—	(40)	—	—	(59)
Recoveries	2	2	19	1	—	24
Provision for loan losses	(2)	352	14	(6)	42	400
Ending balance	$2,649	$930	$330	$259	$473	$4,641

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Commercial	Commercial	Consumer	Home	Residential
March 31, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$661	$—	$—	$—	$661
Collectively evaluated for impairment	576	649	327	281	513	2,346
Total	$576	$1,310	$327	$281	$513	$3,007

Loans:
Individually evaluated for impairment	$—	$836	$—	$—	$—	$836
Collectively evaluated for impairment	39,856	79,828	33,017	44,980	88,781	286,462
Total	$39,856	$80,664	$33,017	$44,980	$88,781	$287,298

	Commercial	Commercial	Consumer	Home	Residential
December 31, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$661	$—	$—	$—	$661
Collectively evaluated for impairment	535	649	326	265	464	2,239
Total	$535	$1,310	$326	$265	$464	$2,900
Loans:
Individually evaluated for impairment	$—	$836	$—	$—	$—	$836
Collectively evaluated for impairment	37,695	81,433	34,341	44,980	88,534	286,983
Total	$37,695	$82,269	$34,341	$44,980	$88,534	$287,819

Note D – Loans Receivable (Continued)

The following table presents information related to loans individually evaluated for impairment by segment of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—

With an allowance recorded:
Commercial real estate	836	836	661
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
Total	$836	$836	$661

December 31, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—

With an allowance recorded:
Commercial real estate	836	836	661
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—
Residential mortgages	—	—	—
Total	$836	$836	$661

The average recorded investment of impaired commercial real estate loans with an allowance recorded was $836,000 and $1.4 million for the three months ended March 31, 2012 and 2011 respectively. The average recorded investment of impaired commercial loans with an allowance recorded was $2.0 million for the three months ended March 31, 2011. This loan was fully charged off in April 2011. There were no impaired commercial loans for the three months ended March 31, 2012. Cash basis interest income was not recognized for the three months ended March 31, 2012 and 2011.

The recorded investment in loans exclude accrued interest receivable and loan originations fees, net due to immateriality.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$836	$—
Commercial loans	103	—
Consumer loans	—	—
Home equity	179	—
Residential mortgages	559	—
Total	$1,677	$—

Note D – Loans Receivable (Continued)

	December 31, 2011
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$836	$—
Commercial loans	69	—
Consumer loans	—	—
Home equity	150	—
Residential mortgages	382	—
Total	$1,437	$—

The following represents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans.

	March 31, 2012
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
	(In thousands)
Commercial real estate	$80,664	$48	$—	$836	$884	$79,780
Commercial loans	39,856	2	—	36	38	39,818
Consumer loans	33,017	63	—	—	63	32,954
Home equity	44,980	20	814	150	984	43,996
Residential mortgages	88,781	23	—	559	582	88,199
Total	$287,298	$156	$814	$1,581	$2,551	$284,747

	December 31, 2011
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
	(In thousands)
Commercial real estate	$82,269	$—	$—	$836	$836	$81,433
Commercial loans	37,695	36	—	—	36	37,659
Consumer loans	34,341	109	—	—	109	34,232
Home equity	44,980	—	—	150	150	44,830
Residential mortgages	88,534	5	332	196	533	88,001
Total	$287,819	$150	$332	$1,182	$1,664	$286,155

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogenous loans, such as commercial and commercial real estate with an outstanding relationship greater than $250,000. Homogenous loans are reviewed when appropriate given foreclosures, bankruptcies or relationships that include non-homogenous loans. For homogenous loan pools, such as residential mortgages, home equity and consumer loans, the Company uses the payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on at least a monthly basis by the Company’s personnel and on a quarterly basis with respect to determining the adequacy of the allowance for loan losses. This analysis is performed on at least an annual basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncovered, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Note D – Loans Receivable (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $250,000 or are included in groups of homogenous loans. Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	March 31, 2012
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$15,856	$62,265	$1,030	$646	$867
Commercial loans	16,279	23,324	71	87	95
Total	$32,135	$85,589	$1,101	$733	$962

	December 31, 2011
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$13,520	$66,173	$1,038	$671	$867
Commercial loans	15,320	22,089	131	58	97

Total	$28,840	$88,262	$1,169	$729	$964

Note E – Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities. For the three months ended March 31, 2012 and 2011, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc. Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended March 31, 2012
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,865	$—	$—	$—	$4,865
Provision for loan losses	150	—	—	—	150

Net interest income after provision for loan losses	4,715	—	—	—	4,715

Investment gains, net	533	—	—	—	533
Non-interest income	1,324	3,105	1,916	482	6,827
Non-interest expenses	4,484	2,543	1,450	442	8,919
Depreciation and amortization	397	41	21	—	459

Income before income taxes	1,691	521	445	40	2,697
Income tax expense	275	224	183	10	692

Net income	1,416	297	262	30	2,005
Less: net income attributable to noncontrolling interest	3	—	—	—	3

Net income attributable to Oneida Financial Corp.	$1,413	$297	$262	$30	$2,002

Total Assets	$650,233	$19,416	$6,519	$446	$676,614

Note E – Segment Information (Continued)

	Three Months Ended March 31, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,839	$—	$—	$—	$4,839
Provision for loan losses	400	—	—	—	400

Net interest income after provision for loan losses	4,439	—	—	—	4,439
Investment losses, net	206	—	—	—	206
Non-interest income	1,092	3,232	1,411	302	6,037
Non-interest expenses	4,217	2,560	1,268	307	8,352
Depreciation and amortization	383	45	25	—	453

Income (Loss) before income taxes	1,137	627	118	(5)	1,877
Income tax expense (benefit)	81	272	49	(2)	400

Net income (loss)	1,056	355	69	(3)	1,477
Less: net income attributable to noncontrolling interest	64	—	—	—	64

Net income (loss) attributable to Oneida Financial Corp.	$992	$355	$69	$(3)	$1,413

Total Assets	$665,278	$18,134	$5,440	$225	$689,077

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

	2012	2011
	(In thousands)
Total assets for reportable segments	$676,614	$689,077
Elimination of intercompany cash balances	(6,854)	(5,841)
Consolidated Total	$669,760	$683,236

Note F – Fair Value

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Note F – Fair Value (Continued)

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values of trading securities and securities available for sale are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair value is calculated based on market price of similar securities (Level 2). For securities where quoted prices or market prices are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair value of level 3 investment securities are determined by the Company’s Finance Department, which reports to the Chief Financial Officer (CFO). The CFO reviews the values and these are reported to the Investment Committee on a quarterly basis. The discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit swap and optionality. Default and deferrals on individual securities are reviewed and incorporated into the calculations. During times when trading is more liquid, broker quotes are used (if available) to validate the model.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals and may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Loans Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Fair value is based on market prices for comparable mortgage servicing contracts (Level 1), when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated in total. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,446	$3,249	$2,290	$1,907

Available-for-sale securities
U.S. Agency	44,932	—	44,932	—
Corporate	41,462	—	41,462	—
Trust preferred securities	3,457	—	—	3,457
State and municipal	46,243	—	39,863	6,380
Small Business Administration	11,964	—	11,964	—
Residential mortgage-backed securities	77,428	—	77,428	—
Collateralized mortgage obligations	1,996	—	1,996	—
Total	$234,928	$3,249	$219,935	$11,744

Note F – Fair Value (Continued)

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,010	$3,004	$2,087	$1,919
Available-for-sale securities
U.S. Agency	30,578	—	30,578	—
Corporate	37,080	—	37,080	—
Trust preferred securities	3,615	—	—	3,615
State and municipal	48,034	—	40,539	7,495
Small Business Administration	10,151	—	10,151	—
Residential mortgage-backed securities	65,838	—	65,838	—
Collateralized mortgage obligations	2,009	—	2,009	—
Total	$204,315	$3,004	$188,282	$13,029

There were no transfers between Level 1 and Level 2 during 2012. The Bank transferred $3,004,597 in common and preferred equity securities from Level 2 to Level 1 during 2011. The securities represented an investment in a mutual fund which has daily market values and is actively traded and therefore is more represented by Level 1 pricing.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Trading	Trust	Municipal
	Securities	Preferreds	Securities	Total
	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Paydowns and maturities	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744

Note F – Fair Value (Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Trading	Trust
	Securities	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2011	$1,901	$3,404	$5,305
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(10)
Other changes in fair value	(5)	—	(5)
Net impairment losses recognized in earnings	—	(204)	(204)
Interest payments applied to principal	—	(7)	(7)
Included in other comprehensive income	—	376	376

Ending balance March 31, 2011	$1,886	$3,569	$5,455

The fair value for our non-rated local municipalities with a fair value of $7.5 million as of December 31, 2011 were transferred from Level 2 to Level 3 because of a lack of observable market date for these investments. They represent Bond Anticipation Notes which are localized within our own market. The Company’s policy is to recognize transfers into and out of a level as of the end of the reporting period. As a result, the fair value of these securities were transferred on December 31, 2011.

The fair value of the Company’s trust preferred securities are determined internally by calculating discounted cash flows. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Assumptions are back-tested on a quarterly basis as specific-issuer deferral and defaults that occurred are compared to those that were projected and ongoing assumptions are adjusted in accordance with the level of unexpected deferrals and defaults that occurred. See Note C to the Financial Statements for the significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities.

The Company’s Level 3 state and local municipal securities valuations were supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and are localized to our market area, it was determined that these were valued using Level 3 inputs. In addition, the Company reviews past history of the contractual payments and financial condition of the municipalities in determining an appropriate market value for this type of security.

The Company’s Level 3 common and preferred equity security valuation was supported by analysis prepared by an independent third party. The third party’s approach to determining fair value is based on the security characteristics including benchmark yields, reported trades, rating data and industry research reports. Due to the limited trading activity of this individual security in the market, it was determined that this was valued using Level 3 inputs. In addition, the Company reviews past history of the contractual payments and financial condition of the equity security in determining an appropriate market value for this type of security.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(In thousands)
Commercial real estate	$175	$—	$—	$175
Other real estate owned, net:
Residential	$67	$—	$—	$67
Commercial real estate	$72	$—	$—	$72

Note F – Fair Value (Continued)

	Fair Value Measurements at December 31, 2011 Using
		Significant Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	(In thousands)
Commercial real estate	$175	$—	$—	$175
Other real estate owned, net:
Residential	$67	$—	$—	$67
Commercial real estate	$122	$—	$—	$122

Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $836,000, with a valuation allowance of $661,000 at March 31, 2012 and December 31, 2011 which resulted in no additional provision for loan losses for the quarter ended March 31, 2012. The fair value of this impaired relationship is based on a payment that is due from a third party which is deemed to be collectible. The remaining balance has been considered a loss and was used in the basis for determining the fair value.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $139,000, which is made up of the outstanding balance of $209,000, net of a valuation allowance of $70,000 at March 31, 2012 resulting in a charge of $50,000 for the quarter ended March 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $189,000, made up of the outstanding balance of $209,000, net of a valuation allowance of $20,000. The fair value of the properties is based on the sales comparison approach which have been discounted due to costs to sell and time the property has been on the market.

Fair Value Option

The Company has elected the fair value option for certain preferred and common equity securities as they do not have stated maturity values and the fair value fluctuates with market changes. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. Interest income is recorded based on the contractual amount of interest income earned on financial assets (except any that are in nonaccrual status). Dividend income is recorded based on cash dividends. Cash flows from the purchase and sale of securities for which the fair value option has been elected are shown as investing activities in the consolidated statement of cash flows.

The total amount of gains and losses from changes in fair value included in earnings for financial assets and liabilities carried at fair value for the three months ended March 31 were:

	March 31,	March 31,
	2012	2011
	(In thousands)
Interest income	$—	$10
Interest expense	—	—
Change in fair value	436	420

Total change in fair value	$436	$430

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

Note F – Fair Value (Continued)

	Carrying	Fair Value Measurements Using
March 31, 2012	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,223	$51,223	$—	$—	$51,223
Trading securities	7,446	3,249	2,290	1,907	7,446
Investment securities, available-for-sale	227,482	—	217,645	9,837	227,482
Investment securities, held-to-maturity	44,172	—	44,027	1,946	45,973
Loans held for sale	831	—	853	—	853
Loans receivable, net	285,236	—	—	297,331	297,331
Federal Home Loan Bank stock	2,234	N/A	N/A	N/A	N/A
Accrued interest receivable	2,513	—	1,432	1,081	2,513

Financial liabilities:
Deposits	$588,448	$450,106	$141,262	$—	$591,368
Federal Home Loan Bank advances	11,000	—	11,191	—	11,191
Accrued interest payable	35	3	2	30	35

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,572	$40,572
Trading securities	7,010	7,010
Investment securities, available-for-sale	197,305	197,305
Investment securities, held-to-maturity	47,199	49,264
Loans held for sale	688	710
Loans receivable, net	285,916	297,488
Federal Home Loan Bank stock	2,102	N/A
Accrued interest receivable	2,226	2,226

Financial liabilities:
Deposits	$550,624	$553,670
Federal Home Loan Bank advances	11,000	11,260
Accrued interest payable	35	35

The methods and assumptions, not previously presented, used to estimate fair values are describes as follows:

(a) Cash and Cash Equivalents

The carrying value of our cash and cash equivalents approximates fair value and is classified as Level 1.

(b) Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(c ) Loans

Fair value of loans, excluding loans held for sale, are estimated as follows: for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price

(d) FHLB Stock

It is not practicable to estimate the fair value of FHLB stock due to restrictions placed on its transferability.

Note F – Fair Value (Continued)

(e ) Deposits

The fair value disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in Level 1 classification. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits resulting in a Level 2 classification.

(f) Borrowings

The fair value of the Company’s borrowings are estimated using discounted cash flows analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the level of the asset or the liability with which the accrual is associated.

(h) Off-balance Sheet Instruments

Fair value for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of commitments is not material.

Note G – Accounting Pronouncements

In May 2011, the FASB issued an amendment to achieve overall common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 31, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note F.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of the fiscal reporting year, and interim periods within that year, that begins after December 31, 2011. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

In September 2011, the FASB amended existing guidance related to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events and circumstances, it is concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if financial statements for the most recent annual or interim period have not been issued. The adoption of this guidance is not expected to have a material effect on the Company’s operating results or financial condition.

Note H – Acquisitions

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

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend of $0.12 per share, which was paid on April 24, 2012 to its shareholders of record on March 29, 2012.

RECENT LEGISLATION

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. As of July 21, 2011, the Dodd-Frank Act authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. The Office of Thrift Supervision, which was the Company’s prior regulator was eliminated. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorney generals’ the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk of transferred credits, directed the Federal Reserve to Board to regulate pricing of certain debit card exchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage origination.

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

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 2012 were $699.8 million, an increase of $36.1 million, or 5.4%, from $663.7 million at December 31, 2011. The increase in total assets was primarily attributable to an increase in securities available for sale and cash and cash equivalents.

Mortgage-backed securities increased $9.9 million, or 10.7%, to $102.7 million at March 31, 2012 as compared with $92.8 million at December 31, 2011. Investment securities increased $17.2 million, or 11.3%, to $168.9 million at March 31, 2012 as compared to $151.7 million at December 31, 2011. The increase in mortgage-backed and investment securities was due to an increase in municipal deposits which require full collateralization with treasury, agency and municipal securities.

Cash and cash equivalents increased $10.6 million, or 26.1%, to $51.2 million at March 31, 2012 from $40.6 million at December 31, 2011. The increase in cash and cash equivalents was due to the increase in both retail and municipal deposits and the timing of the investing of excess cash on hand.

Trading securities increased $436,000, or 6.2%, to $7.4 million at March 31, 2012 as compared with $7.0 million at December 31, 2011 and represent common and preferred equity securities that we have elected to adjust to fair value. The increase in trading securities represents the increase in fair value during 2012 that was reflected through the income statement.

Loans receivable, including loans held for sale, decreased $537,000, or 0.2%, to $286.1 million at March 31, 2012 as compared with $286.6 million at December 31, 2011. We continue to maintain a diversified loan portfolio mix. We sold $8.2 million in fixed rate residential loans during the three months ended March 31, 2012. Overall loan demand is slightly higher than a year ago with loan originations during the first three months of 2012 totaling $25.6 million as compared to total loan originations during the three months ended March 31, 2011 of $18.8 million.

LIABILITIES. Total liabilities increased by $35.1 million, or 6.1%, to $610.9 million at March 31, 2012 from $575.8 million at December 31, 2011. The increase was primarily the result of an increase in deposits of $37.8 million, partially offset by a decrease in other liabilities of $2.7 million.

Deposit accounts increased $37.8 million, or 6.9%, to $588.4 million at March 31, 2012 from $550.6 million at December 31, 2012. Interest-bearing deposit accounts increased by $30.5 million, or 6.3%, to $512.0 million at March 31, 2012 from $481.5 million at December 31, 2011. Non-interest bearing deposit accounts increased $7.3 million, or 10.6%, to $76.4 million at March 31, 2012 from $69.1 million at December 31, 2011. The increase in deposit accounts was primarily a result of an increase in municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango. Municipal deposits increased $25.0 million to $143.9 million at March 31, 2012 from $118.9 million at December 31, 2011. This increase reflects the deposit of local tax collections by various municipalities combined with the addition of new account relationships.

Borrowings remained stable at $11.0 million at both March 31, 2012 and December 31, 2011.

Other liabilities decreased $2.7 million, or 19.1%, to $11.4 million at March 31, 2012 from $14.1 million at December 31, 2011. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at March 31, 2012 from December 31, 2011.

STOCKHOLDERS’ EQUITY. Total stockholders’ equity at March 31, 2012 was $88.9 million, an increase of $971,000, or 1.1%, from $88.0 million at December 31, 2011. The increase in stockholders’ equity was a result of net income of $2.0 million for the three months ended March 31, 2012.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders. Stockholders were paid a quarterly dividend during the first quarter of 2012 of $0.12 per share resulting in a reduction in stockholders’ equity of $829,000. In addition, there was an increase in the accumulated other comprehensive loss of $248,000 at March 31, 2012 resulting from a decrease in the market value of mortgage-backed and investment securities.

ANALYSIS OF NET INTEREST INCOME

Oneida Savings Bank’s principal business has historically consisted of offering savings accounts and other deposits to the general public and using the funds from such deposits to make loans secured by residential and commercial real estate, as well as consumer and commercial business loans. Oneida Savings Bank also invests a significant portion of its assets in investment securities and mortgage-backed securities both of which have classifications of available-for-sale and held-to- maturity. Our results of operations depends primarily upon net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as the changing interest rates when differences exist in the repricing of assets or liabilities

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates. No tax equivalent adjustments were made. The average balance is computed based upon an average daily balance. Non-accrual loans and investments have been included in the average balances.

TABLE 1. Average Balance Sheet.

	Three Months Ended March 31,						Twelve Months Ended Dec. 31,
		2012			2011			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
Assets	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning Assets:	( Dollars in Thousands)
Loans Receivable	$289,053	$3,808	5.27%	$286,686	$3,931	5.48%	$287,098	$15,588	5.43%
Investment and Mortgage-Backed Securities	246,300	1,807	2.93%	260,616	1,998	3.07%	260,077	7,848	3.02%
Federal Funds	34,054	6	0.07%	26,899	8	0.12%	24,561	21	0.09%
Equity Securities	7,020	70	3.99%	7,434	62	3.34%	7,321	326	4.45%
Total Interest-earning Assets	576,427	5,691	3.95%	581,635	5,999	4.13%	579,057	23,783	4.11%

Non interest-earning Assets:
Cash and due from banks	11,995			11,737			10,969
Other assets	79,958			74,266			75,597
Total assets	$668,380			$667,638			$665,623

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$180,974	$199	0.44%	$180,262	$331	0.74%	$178,414	$1,014	0.57%
Savings Accounts	105,886	68	0.26%	92,412	104	0.46%	99,127	358	0.36%
Interest-bearing Checking	66,029	14	0.09%	69,478	23	0.13%	65,321	63	0.10%
Time Deposits	137,548	426	1.25%	151,336	570	1.53%	146,843	2,077	1.41%
Borrowings	11,000	118	4.31%	12,000	131	4.43%	11,552	503	4.35%
Notes Payable	183	1	2.20%	4	1	N/M	205	8	3.90%
Total Interest-bearing Liabilities	501,620	826	0.66%	505,492	1,160	0.93%	501,462	4,023	0.80%

Non-interest-bearing Liabilities:
Demand deposits	67,870			63,488			67,436
Other liabilities	10,248			11,912			8,029
Total liabilities	$579,738			$580,892			$576,927
Stockholders’ equity	88,642			86,746			88,696
Total liabilities and stockholders’ equity	$668,380			$667,638			$665,623

Net Interest Income		$4,865			$4,839			$19,760
Net Interest Spread			3.29%			3.19%			3.30%
	$74,807			$76,143			$77,595
Net yield on average
Interest-earning assets		3,38%			3.33%			3.41%

Average interest-earning assets to average
Interest-bearing liabilities		114.91%			115.06%			115.47%

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2012 was $2.0 million compared to $1.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, basic and diluted net income per share was $0.29 as compared with basic and diluted net income per share of $0.20 for the three months ended March 31, 2011. The increase in net income is primarily the result of an increase in net interest income, an increase in net investment gains, an increase in non-interest income and a decrease in the provision for loan loss reserves. These increases in income were partially offset by an increase in non-interest expenses and an increase in income tax provisions during the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

Net income from operations, excluding noncash investment securities income of $436,000, net of $112,000 income taxes, was $1.7 million. Non-cash investment securities income consisted of the non-cash increase to earnings recognized in connection with the increase in market value of our trading securities.

This compares to net income from operations for the same period in 2011 of $1.2 million. Net income excluding the non-cash charges and benefits to earnings increased due primarily to an increase in net interest income, an increase in investment gains, an increase in non-interest income and a decrease in the provision for loan loss reserves offset by an increase in non-interest expense and the provision for income taxes. The table below summarizes the Company’s operating results excluding these cumulative non-cash charges related to the change in fair value of trading securities and the non-cash impairment charges recorded as net investment losses in each period.

Reported Results
(including non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Quarter Ending	Quarter Ending
	March 31,	March 31,
	2012	2011
Net interest income	$4,865	$4,839
Provision for loan losses	150	400
Investment gains (losses)	97	(224)
Change in fair value of investments	436	430
Non-interest income	6,827	6,037
Non-interest expense	9,378	8,805
Income tax provision	692	400
Net income	2,005	1,477
Income attributable to noncontrolling interest	(3)	(64)
Net income attributable to Oneida Financial Corp.	$2,002	$1,413

Net income per diluted share	$0.29	$0.20

Operating Results / Non-GAAP
(excluding non-cash gains and losses recognized under ASC 320)
(All amounts in thousands except net income per diluted share)

	Quarter Ending	Quarter Ending
	March 31,	March 31,
	2012	2011
Net interest income	$4,865	$4,839
Provision for loan losses	150	400
Investment gains (losses)	97	(20)
Non-interest income	6,827	6,037
Non-interest expense	9,378	8,805
Income tax provision	580	350
Net income	1,681	1,301
Income attributable to noncontrolling interest	(3)	(64)
Net income attributable to Oneida Financial Corp.	$1,678	$1,237

Net income per diluted share	$0.25	$0.18

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

Interest and Dividend Income. Interest and dividend income decreased by $308,000, or 5.1%, to $5.7 million for the three months ended March 31, 2012 from $6.0 million for the three months ended March 31, 2011. Interest and fees on loans decreased by $123,000 for the three months ended March 31, 2012 as compared with the same period in 2011. Interest and dividend income on mortgage-backed and other investment securities decreased $183,000 to $1.9 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011. Interest income earned on federal funds sold decreased $2,000 during the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

The decrease in income on loans resulted from a decrease of 21 basis points in the average yield on loans to 5.27% from 5.48% offset by an increase of $2.4 million in the average balance of loans to $289.1 million in the first quarter of 2012 from $286.7 million in the first quarter of 2011. At March 31, 2012, net loans receivable were $286.1 million as compared with $284.3 million at March 31, 2011, an increase of 0.6%. The decrease in the yield on loans is a result of the continued low market interest rates resulting in lower yields earned on new loans and variable rate loans.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of $14.3 million in the average balance of investment and mortgage-backed securities to $246.3 million during the first quarter of 2012 from $260.6 million during the first quarter of 2011 as well as a decrease of 14 basis points in the average yield earned to 2.93% from 3.07%. The decrease in average yield is the result of lower market interest rates. The decrease in the average balance of investment and mortgage-backed securities is the result of the timing of investing excess cash on hand during the first quarter of 2012.

Interest income on federal funds sold decreased as a result of a decrease in the average yield partially offset by an increase of $7.2 million in the average balance of federal funds sold to $34.1 million during the first quarter of 2012 as compared with $26.9 million during the three months ended March 31, 2011.

Income from equity securities increased $8,000 due to an increase in the average yield of 65 basis points partially offset by a decrease of $414,000 in the average balance from $7.4 million for the three months ended March 31, 2011 to $7.0 million for the three months ended March 31, 2012. The decrease in the average balance was the result of sales of certain preferred equity securities during the quarter ended March 31, 2011.

Interest Expense. Interest expense decreased $334,000, or 28.8%, to $826,000 for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the first quarter of 2012 of $321,000, decreasing to $707,000 from $1.0 million during the first quarter of 2011. In addition, borrowing expense decreased to $118,000 for the three months ended March 31, 2012 compared with $131,000 for the three months ended March 31, 2011.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $10.7 million, or 3.1%, to $352.9 million at an average cost of 0.32% during the first quarter of 2012 from $342.2 million at an average cost of 0.54% during the first quarter of 2011. During the same period the average balance of time deposits decreased $13.8 million, or 9.1%, to $137.5 million in the first quarter of 2012 from $151.3 million during the first quarter of 2011 and the average rate paid on time deposits decreased 28 basis points.

The decrease in borrowing expense for the first quarter 2012 as compared to the first quarter 2011 was due to a decrease in the average balance of borrowings outstanding in the March 31, 2012 period to $11.0 million as compared with $12.0 million during the March 31, 2011 period as well as a 12 basis point decrease in the average rate paid on borrowed funds to 4.31% for the 2012 period. The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2011.

Provision for Loan Losses. The total provision for loan losses was $150,000 for the three months ended March 31, 2012 as compared to a provision of $400,000 for the three months ended March 31, 2011. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the first quarter 2012 is primarily the result of changes in the portfolio mix and criticized asset balances. Loans individually evaluated for impairment totaled $836,000 and had an allocated allowance for loan loss reserve of $661,000 at both March 31, 2012 and December 31, 2011.

Nonperforming loans totaled $1.7 million or 0.58% of total loans at March 31, 2012 compared with $4.1 million or 1.41% of total loans at March 31, 2011. Net charge-off activity for the three months ended March 31, 2012 was $43,000 as compared with $35,000 in net charge-offs during the three months ended March 31, 2011. The balance of the allowance for loan losses was $3.0 million or 1.05% of loans receivable at March 31, 2012 compared with $4.6 million or 1.64% of loans receivable at March 31, 2011. The decrease in nonperforming loans and the balance of the allowance for loan losses from March 31, 2011 to March 31, 2012 is primarily attributable to the charge-off of a fully reserved, impaired, unsecured commercial loan with a principal balance of $2.0 million in April 2011.

Investment Gains (losses): Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement. For the three months ended March 31, 2012 the market value of our trading securities increased $436,000 as compared with an increase of $430,000 in the 2011 period.

During the first quarter of 2012 the Company realized $97,000 of investment gains; this compares with realized losses of $20,000 during the three months ended March 31, 2011.

There were no impairment losses for the three months ended March 31, 2012. Net impairment losses for the three months ended March 31, 2011 were $204,000. The net investment losses were the result of non-cash impairment charges recorded for eight trust preferred securities which were determined to be other-than-temporarily impaired. The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies. See Footnote C Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

Non-Interest Income. Non-interest income increased by $790,000, or 13.1n%, to $6.8 million for the three months ended March 31, 2012 from $6.0 million for the three months ended March 31, 2011.

Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $558,000, or 11.3%, to $5.5 million during the three months ended March 31, 2012 as compared with $4.9 million during the three months ended March 31, 2011. Insurance subsidiary revenue of Bailey & Haskell Associates was $3.1 million for the three months ended March 31, 2012 as compared with $3.2 million during the three months March 31, 2011. Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.9 million for the three months ended March 31, 2012 as compared with $1.4 million during the first quarter of 2011. The increase in benefit consulting revenue was the result of new business development during 2011 which resulted in annual revenue increase for 2012. Risk management activities of Workplace Health Solutions generated $482,000 of revenue for the three months ended March 31, 2012 as compared with $302,000 in revenue during the same period of 2011. The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.

Deposit account service fees increased slightly to $632,000 during the three months ended March 31, 2012 from $601,000 during the three months ended March 31, 2011. The increase is the result of increased usage of ATM and other services during 2012 as compared with 2011.

We also experienced an increase in income from the sale and servicing of fixed-rate residential real estate loans. The increase is primarily the result of an increase in the volume of loan sale activity in the first quarter of 2012 as compared with the first quarter of 2011. Income from the sale and servicing of fixed-rate residential real estate loans was $311,000 during the three months ended March 31, 2012 compared with $121,000 during the three months ended March 31, 2011.

Non-Interest Expense. Non-interest expense increased by $573,000, or 6.5%, to $9.4 million for the three months ended March 31, 2012 from $8.8 million for the three months ended March 31, 2011. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2012 was $6.0 million, an increase of $447,000, or 8.0%, as compared with compensation expense of $5.6 million during the first quarter of 2011. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense decreased $8,000, or 0.7%, for the three months ended March 31, 2012. This expense was $1.2 million during the three months ended March 31, 2012 and 2011.

Other operating expenses increased $134,000, or 6.7%, to $2.1 million for the three months ended March 31, 2012 as compared to $2.0 million during the three months ended March 31, 2011.

Provision for Income Taxes. Provision for income taxes was $692,000 for the three months ended March 31, 2012, an increase of $292,000 from the first quarter 2011 income tax provision recorded of $400,000. The increase in income tax provision reflects the increase in net income for the three months ended March 31, 2012. The effective tax rate was 25.7% during the first three months of 2012 as compared with an effective tax rate of 22.1% for the same time period in 2011. The change in the effective tax rates for the specific periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2012, loan originations totaled $25.6 million compared to $18.8 million during the first quarter of 2011. The purchases of securities available for sale totaled $51.8 million during the first quarter of 2012 as compared to $24.0 million during the first quarter of 2011. The purchases of investment securities were funded due to an increase in municipal deposits which require full collateralization.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2012 the Company had outstanding commitments to originate loans of approximately $15.0 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.2 million at March 31, 2012.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $48.0 million at March 31, 2012 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of March 31, 2012 the total of cash, interest-earnings demand accounts and federal funds sold was $51.2 million.

At March 31, 2012, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012:
Total Capital
(to Risk Weighted Assets)	$66,350	16.05%	$33,073	8%	$41,341	10%
Tier I Capital
(to Risk Weighted Assets)	$63,343	15.32%	$16,536	4%	$24,804	6%
Tier I Capital
(to Average Assets)	$63,343	9.84%	$25,755	4%	$32,193	5%

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)	$64,045	15.62%	$32,798	8%	$40,997	10%
Tier I Capital
(to Risk Weighted Assets)	$61,146	14.91%	$16,399	4%	$24,598	6%
Tier I Capital
(to Average Assets)	$61,146	9.62%	$25,433	4%	$31,791	5%

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three Months Ended March 31, 2012 and 2011 (unaudited)

(Annualized where appropriate)	Three Months Ending
	March 31,
	2012	2011
Performance Ratios:
Return on average assets	1.20%	0.85%
Return on average equity	9.03%	6.52%
Return on average tangible equity	12.57%	9.08%
Interest rate spread	3.29%	3.22%
Net interest margin	3.38%	3.33%
Efficiency Ratio	77.98%	80.01%
Non-interest income to average total assets	4.14%	3.62%
Non-interest expense to average total assets	5.55%	5.28%
Average interest-earning assets as a ratio to average interest-bearing liabilities	114.91%	115.06%

Asset Quality Ratios:
Non-performing assets to total assets	0.75%	1.16%
Non-performing loans to total loans	0.58%	1.41%
Net charge-offs to average loans	0.02%	0.01%
Allowance for loan losses to non-performing loans	179.31%	114.45%
Allowance for loan losses to loans receivable	1.05%	1.64%

Capital Ratios:
Average equity to average total assets	13.26%	12.99%
Equity to total assets (end of period)	12.71%	12.70%
Tangible equity to tangible assets (end of period)	9.49%	9.36%

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others. However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios. Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense. Based on the asset-liability composition at March 31, 2012, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment. To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse. Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report to Stockholders. There has been no material change in the Company’s interest rate risk profile since December 31, 2011.

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) There were no shares repurchased of our common stock during the first quarter 2012. The maximum number of shares yet to be purchased under previously announced repurchase plans is 103,453 shares.

Item 3	Defaults upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

None

Item 6	Exhibits

(a)	All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference, herein.

Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ONEIDA FINANCIAL CORP.

Date:	May 14, 2012	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date:	May 14, 2012	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer

Page 41 of 41