Form 10-Q
period 2012-06-30
Oneida Financial Corp.
filed 2012-08-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,809,596 shares of the Registrant’s common stock outstanding as of August 1, 2012.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At June 30, 2012 (unaudited) and December 31, 2011 (unaudited)

	At June 30,	At December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Cash and due from banks	$13,740	$22,910
Federal funds sold	2,596	17,662

TOTAL CASH AND CASH EQUIVALENTS	16,336	40,572

Trading securities	7,687	7,010
Securities, available for sale	237,032	193,605
Securities, held to maturity (fair value $36,494 and $49,264 respectively)	34,738	47,199

Mortgage loans held for sale	833	688

Loans receivable	294,651	287,819
Deferred fees	927	997
Allowance for loan losses	(2,506)	(2,900)

LOANS RECEIVABLE, NET	293,072	285,916

Federal Home Loan Bank stock	2,364	2,102
Bank premises and equipment, net	21,005	21,380
Accrued interest receivable	2,325	2,226
Bank owned life insurance	17,196	16,978
Other assets	18,912	21,090
Goodwill	23,982	23,982
Other intangible assets	792	965

TOTAL ASSETS	$676,274	$663,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$487,367	$481,505
Non-interest bearing deposits	73,274	69,119
Borrowings	14,000	11,000
Other liabilities	11,216	14,128

TOTAL LIABILITIES	585,857	575,752
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 6,809,596 and 6,915,570 issued)	68	69
Additional paid-in capital	42,357	43,396
Retained earnings	49,465	47,211
Accumulated other comprehensive loss	(976)	(2,122)
Treasury stock (at cost, 0 and 2,521 shares)	—	(20)
Unallocated ESOP (78,956 and 78,956 shares)	(556)	(632)

Total Oneida Financial Corp stockholders’ equity	90,358	87,902
Noncontrolling interest	59	59

TOTAL STOCKHOLDERS’ EQUITY	90,417	87,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,274	$663,713

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$3,760	$3,852	$7,568	$7,783
Interest on investment securities	1,903	2,117	3,710	4,115
Dividends on equity securities	70	60	140	122
Interest on federal funds sold and interest-earning deposits	7	5	13	13
Total interest and dividend income	5,740	6,034	11,431	12,033
INTEREST EXPENSE:
Core deposits	293	349	574	806
Time deposits	408	537	834	1,108
Borrowings	117	133	235	263
Note payable	2	2	3	4
Total interest expense	820	1,021	1,646	2,181
NET INTEREST INCOME	4,920	5,013	9,785	9,852
Less: Provision for loan losses	150	550	300	950
Net interest income after provision for loan losses	4,770	4,463	9,485	8,902
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	—	(108)	—	(286)
Portion of loss recognized in OCI (before taxes)	—	27	—	—
Net impairment losses	—	(81)	—	(286)
Net gains on securities	60	97	157	78
Changes in fair value of trading securities	241	393	677	823
Total investment gains	301	409	834	615
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	5,420	5,084	10,923	10,029
Other operating income	1,115	1,222	2,439	2,314
Total non-interest income	6,535	6,306	13,362	12,343
NON-INTEREST EXPENSES:
Compensation and employee benefits	5,830	5,793	11,864	11,380
Occupancy expenses, net	1,128	1,204	2,334	2,418
Other operating expense	2,074	1,784	4,213	3,788
Total non-interest expenses	9,032	8,781	18,411	17,586
INCOME BEFORE INCOME TAXES	2,574	2,397	5,270	4,274
Provision for income taxes	675	637	1,367	1,037
NET INCOME	1,899	1,760	3,903	3,237
Less: net income attributable to noncontrolling interest	—	64	3	128
NET INCOME attributable to Oneida Financial Corp.	$1,899	$1,696	$3,900	$3,109
EARNINGS PER SHARE — BASIC	$0.28	$0.24	$0.57	$0.44
EARNINGS PER SHARE — DILUTED	$0.28	$0.24	$0.57	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$1,899	$1,760	$3,903	$3,237

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized losses on securities arising during period	—	(75)	—	(103)
Reclassification adjustment for losses included in net income	—	81	—	286
Net unrealized gains	—	6	—	183
Income tax effect	—	(2)	—	(73)
Net change in other-than temporary securities	—	4	—	110

Securities available for sale:
Unrealized gains on securities arising during period	2,349	5,120	1,997	5,430
Reclassification adjustment for (gains) included in net income	(60)	(97)	(157)	(78)
Net unrealized gains	2,289	5,023	1,840	5,352
Income tax effect	(916)	(2,009)	(736)	(2,141)
Net change in securities available for sale	1,373	3,014	1,104	3,211

Unrealized holding gains on securities net of tax	1,373	3,018	1,104	3,321

Change in unrealized loss on pension benefits	35	31	70	62
Income tax effect	(14)	(13)	(28)	(26)
Net change in pension benefits	21	18	42	36

Other comprehensive gain, net of tax	1,394	3,036	1,146	3,357

Comprehensive Income	3,293	4,796	5,049	6,594

Comprehensive income attributable to the noncontrolling interest	—	(64)	(3)	(128)

Comprehensive income attributable to Oneida Financial Corp.	$3,293	$4,732	$5,046	$6,466

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 (unaudited)

							Common Stock	Total Equity
					Accumulated		Issued Under	Attributable
			Additional		Other		Employee	To Oneida	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stock Plans	Financial	controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Unearned	Corp.	Interest	Total
	(In thousands, except number of shares)
Balance as of January 1, 2012	6,915,570	$69	$43,396	$47,211	$(2,122)	$(20)	$(632)	$87,902	$59	$87,961
Net income	—	—	—	3,900	—	—	—	3,900	3	3,903
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income, net of tax	—	—	—	—	1,146	—	—	1,146	—	1,146
Common stock dividends: $0.24 per share	—	—	—	(1,646)	—	—	—	(1,646)	—	(1,646)
Stock repurchased and retired	(105,974)	(1)	(1,058)	—	—	20	—	(1,039)	—	(1,039)
Shares committed to be released under ESOP plans	—	—	19	—	—	—	76	95	—	95

Balance as of June 30, 2012	6,809,596	$68	$42,357	$49,465	$(976)	$—	$(556)	$90,358	$59	$90,417

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$3,903	$3,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	893
Amortization of premiums/discounts on securities, net	406	364
Net change in fair value of trading securities	(677)	(823)
Provision for loan losses	300	950
Loss on impairment of securities	—	286
ESOP shares earned	95	82
Loss on write down or sale of foreclosed assets	66	80
Gain on securities, net	(157)	(78)
Gain on sale of loans, net	(289)	(127)
Income tax payable	(211)	(430)
Accrued interest receivable	(99)	(33)
Other assets	1,638	7
Other liabilities	(3,827)	(2,091)
Earnings on bank owned life insurance	(218)	(277)
Origination of loans held for sale	(11,505)	(6,811)
Proceeds from sales of loans	11,649	7,512

Net cash used in operating activities	1,984	2,741

Investing Activities:
Purchase of securities available for sale	(91,697)	(27,512)
Proceeds from sale of securities available for sale	6,913	27,403
Maturities and calls of securities available for sale	35,753	18,412
Principal collected on securities available for sale	8,278	6,264
Purchase of securities held to maturity	(3,302)	(35,025)
Maturities and call of securities held to maturity	11,655	1,027
Principal collected on securities held to maturity	4,024	1,760
Proceeds from sale of trading securities	—	845
Purchase of FHLB stock	(862)	(384)
Redemption of FHLB stock	600	325
Net (increase) decrease in loans	(7,607)	243
Purchase of bank premises and equipment	(362)	(847)
Proceeds from the sale of foreclosed property	71	202
Purchase of employee benefits company	—	(94)
Purchase of insurance company	—	(362)

Net cash used in investing activities	(36,536)	(7,743)

Financing Activities:
Net increase (decrease) in demand deposit, savings, money market, super now and escrow	12,076	(1,037)
Net decrease in time deposits	(2,059)	(5,427)
Proceeds from borrowings	3,000	—
Dividends on preferred stock of subsidiary held by noncontrolling interest	(3)	(128)
Repurchase and retirement of common shares	(1,039)	—
Cash dividends	(1,659)	(1,719)
Stock issued/repurchase — noncontrolling interest	—	(1)

Net cash provided by (used in) financing activities	10,316	(8,312)

Decrease in cash and cash equivalents	(24,236)	(13,314)
Cash and cash equivalents at beginning of period	40,572	33,741
Cash and cash equivalents at end of period	$16,336	$20,427

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,647	$2,188
Cash paid for income taxes	1,575	1,465

Supplemental noncash disclosures:
Transfer of loans to other real estate	151	487
Dividends declared and unpaid	817	860
Notes payable issued in connection with acquisition	—	362
Purchase of securities not settled	1,000	—

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be achieved for the remainder of 2012.  On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form.  At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank.  Oneida Financial Corp., a Federal corporation, was merged with and into Oneida Financial Corp., a Maryland corporation.

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

Earnings per common share have been computed based on the following for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 31	June 31,	June 31,	June 31,
	2012	2011	2012	2011
Basic
Net earnings allocated to common stock	$1,898,792	$1,696,050	$3,900,420	$3,109,037

Weighted average common shares outstanding	6,882,354	7,162,273	6,897,702	7,162,273
Less: Average unallocated ESOP shares	74,156	113,323	76,530	115,657
Weighted average shares	$6,808,198	$7,048,950	$6,821,172	$7,046,616

Basic earnings per share	$0.28	$0.24	$0.57	$0.44

Diluted
Net earnings allocated to common stock	$1,898,792	$1,696,050	$3,900,420	$3,109,037

Weighted average common shares outstanding for basic earnings per common share	6,808,198	7,048,950	6,821,172	7,046,616
Add: Dilutive effects of assumed exercise of stock options	—	—	—	—
Weighted average shares and dilutive potential common shares	6,808,198	7,048,950	6,821,172	7,046,616

Diluted earnings per common share	$0.28	$0.24	$0.57	$0.44

Note B — Earnings per Share (Continued)

There were no potentially dilutive securities outstanding for the three months and six months ended June 30, 2012 and June 30, 2011.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$41,492	$270	$(4)	$41,758
Corporate	34,740	764	(2,018)	33,486
Agency asset backed securities	5,871	17	(16)	5,872
Trust preferred securities	5,916	—	(2,268)	3,648
State and municipal	42,832	2,619	—	45,451
Small business administration	12,628	295	(1)	12,922
	$143,479	$3,965	$(4,307)	$143,137
Mortgage-Backed Securities
Fannie Mae	$32,547	$1,149	$(4)	$33,692
Freddie Mac	24,438	214	(7)	24,645
Government National Mortgage Assoc.	32,692	1,025	(23)	33,694
Collateralized Mortgage Obligations	1,847	41	(24)	1,864
	$91,524	$2,429	$(58)	$93,895
Total available-for-sale	$235,003	$6,394	$(4,365)	$237,032

	June 30, 2012
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Held-to-maturity portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$2,000	$53	$—	$2,053
State and municipal	10,555	915	—	11,470
Small business administration	448	5	—	453
	$13,003	$973	$—	$13,976
Mortgage-Backed Securities
Fannie Mae	$12,184	$468	$—	$12,652
Freddie Mac	3,896	120	—	4,016
Government National Mortgage Assoc.	5,655	195	—	5,850
	$21,735	$783	$—	$22,518
Total held-to-maturity	$34,738	$1,756	$—	$36,494

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available-for-sale portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$30,422	$173	$(17)	$30,578
Corporate	33,306	395	(2,225)	31,476
Agency asset backed securities	1,919	—	(15)	1,904
Trust preferred securities	6,266	—	(2,651)	3,615
State and municipal	45,524	2,510	—	48,034
Small business administration	9,996	160	(5)	10,151
	$127,433	$3,238	$(4,913)	$125,758
Mortgage-Backed Securities
Fannie Mae	$34,619	$819	$—	$35,438
Freddie Mac	7,161	222	—	7,383
Government National Mortgage Assoc.	22,124	893	—	23,017
Collateralized Mortgage Obligations	2,079	19	(89)	2,009
	$65,983	$1,953	$(89)	$67,847
Total available-for-sale	$193,416	$5,191	$(5,002)	$193,605

	December 31, 2011
	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Held-to-maturity portfolio:
Investment Securities
Debt securities:
U. S. Agencies	$13,627	$193	$—	$13,820
State and municipal	8,161	1,102	—	9,263
Small business administration	503	5	—	508
	$22,291	$1,300	$—	$23,591

Mortgage-Backed Securities
Fannie Mae	$14,132	$450	$—	$14,582
Freddie Mac	4,631	112	—	4,743
Government National Mortgage Assoc.	6,145	203	—	6,348
	$24,908	$765	$—	$25,673
Total held-to-maturity	$47,199	$2,065	$—	$49,264

The amortized cost and fair value of the investment securities portfolio at June 30, 2012 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Within one year	$3,597	$3,621	$2,688	$2,695
After one year through five years	20,809	21,099	2,383	2,542
After five years through ten years	48,285	49,931	7,046	7,715
After ten years	70,788	68,486	886	1,024
Total	$143,479	$143,137	$13,003	$13,976

Gains (losses) on securities were as follows for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)		(In thousands)
Proceeds	$—	$21,724	$6,913	$27,403
Gross Gains	$60	$376	$157	$382
Gross Losses	$—	$(279)	$—	$(304)

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2012

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
U.S. Agency	$995	$(4)	$—	$—	$995	$(4)
Corporate	10,130	(510)	6,482	(1,508)	16,612	(2,018)
Agency asset backed securities	3,883	(16)	—	—	3,883	(16)
Trust preferred securities	—	—	3,648	(2,268)	3,648	(2,268)
State and municipal	—	—	—	—	—	—
Small business administration	962	(1)	5	—	967	(1)
Fannie Mae	1,502	(4)	—		1,502	(4)
Freddie Mac	5,291	(7)	—	—	5,291	(7)
Government National Mortgage Assoc	9,412	(23)	—	—	9,412	(23)
Collateralized mortgage obligations	—	—	756	(24)	756	(24)
Total securities available-for-sale in an unrealized loss position	$32,175	$(565)	$10,891	$(3,800)	$43,066	$(4,365)

December 31, 2011

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
U.S. Agency	$3,981	$(17)	$—	$—	$3,981	$(17)
Corporate	14,644	(587)	6,352	(1,638)	20,996	(2,225)
Agency asset backed securities	1,904	(15)	—	—	1,904	(15)
Trust preferred securities	—	—	3,615	(2,651)	3,615	(2,651)
State and municipals	—	—	—	—	—	—
Small business administration	1,047	(5)	5	—	1,052	(5)
Fannie Mae	—	—	—	—	—	—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	724	(89)	724	(89)
Total securities available-for-sale in an unrealized loss position	$21,576	$(624)	$10,696	$(4,378)	$32,272	$(5,002)

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

As of June 30, 2012, the Company’s security portfolio consisted of 360 securities, 44 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, corporate and trust preferred securities as discussed below.

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At June 30, 2012, of the sixteen U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale portfolio, only one was in a continuous unrealized loss position for 12 months or more.  The unrealized losses at June 30, 2012 were primarily attributable to changes in interest rates and illiquidity and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

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

At June 30, 2012, the one non-agency collateralized mortgage obligation in an unrealized loss position was in a continuous unrealized loss position more than 12 months.  It was rated Aaa or better at the time of purchase.  Including the security just disclosed, the Bank currently has two obligations totaling $1.3 million that based on the expected cash flows, delinquencies and credit support the Company has considered impaired and are currently below investment grade.  There was no impairment recorded for the first half of 2012.  The total impairment recorded during 2011 was $75,334; $50,888 of which was recorded in the second quarter of 2011.  The securities remain classified as available-for-sale at June 30, 2012.

Corporate Debt and Agency Asset Backed Securities

At June 30, 2012, of the eighteen corporate debt securities in an unrealized loss position, five were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the five securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor.  The current rate on the security is 1.74%.  The unrealized loss was $1,184,075 and $1,190,000 at June 30, 2012 and December 31, 2011, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other four securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade with variable interest rates that have maturities ranging from 2015 to 2020.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Trust Preferred Securities

The Company currently has $3.6 million invested in nine trust preferred securities as of June 30, 2012 whose unrealized losses have been in a continuous loss position exceeding 12 months or more.  All of the trust preferred securities are pooled issuances. Of the $3.6 million, $949,000 have variable rates of interest.  All of the securities are on nonaccrual as of June 30, 2012.  The unrealized losses at June 30, 2012 and December 31, 2011 on the nine securities totaled $2.3 million and $2.7 million respectively.

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

The following table provides detailed information related to the trust preferred securities held as of June 30, 2012:

									Expected
							Number of	Actual	Additional	Excess
							Banks and	Deferrals and	Deferrals and	Subordination
							Insurance	Defaults	Defaults	Defaults
							Companies	as % of	as % of	as % of
		Book	Fair	Unrealized	Realized	Lowest	Currently	Original	Performing	Performing
Description	Class	Value (2)	Value	Loss	Loss (2) (3)	Rating (1)	Performing	Collateral	Collateral	Collateral
				(Dollars In thousands)
Preferred Term Ltd.	Mezz	$667	$642	$(25)	$(337)	C	14	39.50%	17.61%	-30.25%
Preferred Term Ltd.	Mezz	1,347	1,234	(113)	(683)	C	14	39.50%	17.61%	-30.25%
Preferred Term Ltd.	Mezz	897	822	(75)	(456)	C	14	39.50%	17.61%	-30.25%
Preferred Term X	B-3	813	432	(381)	(1,163)	C	33	43.90%	12.39%	-58.44%
Preferred Term XV	B-2	634	178	(456)	(366)	C	49	33.80%	15.55%	-39.79%
Preferred Term XV	B-3	641	175	(466)	(359)	C	49	33.80%	15.55%	-39.79%
Preferred Term XXVI	C-1	673	115	(558)	(312)	C	47	29.40%	19.48%	-21.26%
Preferred Term XXVI	D-1	—	—	—	(497)	C	47	29.40%	19.48%	-32.00%
MMCF IX	B-2	244	50	(194)	(710)	D	16	52.21%	14.46%	-95.47%
		$5,916	$3,648	$(2,268)	$(4,883)

(1)  The table represents ratings information as of June 30, 2012.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of June 30, 2012.

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

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

Significant inputs at June 30, 2012
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	3.10% - 9.91%
Present value discount rates for fair value	15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management establishes various credit criteria, and combinations of credit criteria and issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.  Upon completion of the June 30, 2012 analysis, our model indicated that there was no other-than temporary impairment on these securities for the quarter ended June 30, 2012.

These eight securities remain classified as available-for-sale at June 30, 2012.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

The table below presents a roll-forward of the credit losses recognized in earnings for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
	(In thousands)
Beginning Balance	$6,107	$5,740
Credit loss for which other-than-temporary impairment was not previously recognized	—	51
Additional credit loss for which other-than-temporary impairment was previously recognized	—	235
Ending Balance	$6,107	$6,026

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

Note D — Loans Receivable

The components of loans receivable at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Residential mortgages	$92,125	$88,534
Home equity loans	45,827	44,980
Consumer loans	32,434	34,341
Commercial real estate	80,188	82,269
Commercial loans	44,077	37,695
	294,651	287,819
Deferred fees	927	997
Allowance for loan losses	(2,506)	(2,900)
Net loans	$293,072	$285,916

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

Note D — Loans Receivable (Continued)

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

Note D — Loans Receivable (Continued)

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$576	$1,310	$327	$281	$513	$3,007
Charge-offs	—	(654)	(9)	—	—	(663)
Recoveries	—	1	10	1	—	12
Provision for loan losses	142	22	(12)	—	(2)	150
Ending balance	$718	$679	$316	$282	$511	$2,506

For the Six Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	—	(654)	(78)	—	—	(732)
Recoveries	1	1	34	1	1	38
Provision for loan losses	182	22	34	16	46	300
Ending balance	$718	$679	$316	$282	$511	$2,506

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,649	$930	$330	$259	$473	$4,641
Charge-offs	(2,019)	(80)	(48)	(4)	—	(2,151)
Recoveries	3	—	26	1	—	30
Provision for loan losses	25	477	48	9	(9)	550
Ending balance	$658	$1,327	$356	$265	$464	$3,070

For the Six Months Ended	Commercial	Commercial	Consumer	Home	Residential
June 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,668	$576	$337	$264	$431	$4,276
Charge-offs	(2,038)	(80)	(88)	(4)	—	(2,210)
Recoveries	5	2	45	2	—	54
Provision for loan losses	23	829	62	3	33	950
Ending balance	$658	$1,327	$356	$265	$464	$3,070

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Commercial	Commercial	Consumer	Home	Residential
June 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	718	679	316	282	511	2,506
Total	$718	$679	$316	$282	$511	$2,506

Note D — Loans Receivable (Continued)

	Commercial	Commercial	Consumer	Home	Residential
June 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Loans:
Individually evaluated for impairment	$—	$100	$—	$—	$—	$100
Collectively evaluated for impairment	44,077	80,088	32,434	45,827	92,125	294,551
Total	$44,077	$80,188	$32,434	$45,827	$92,125	$294,651

	Commercial	Commercial	Consumer	Home	Residential
December 31, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$661	$—	$—	$—	$661
Collectively evaluated for impairment	535	649	326	265	464	2,239
Total	$535	$1,310	$326	$265	$464	$2,900
Loans:
Individually evaluated for impairment	$—	$836	$—	$—	$—	$836
Collectively evaluated for impairment	37,695	81,433	34,341	44,980	88,534	286,983
Total	$37,695	$82,269	$34,341	$44,980	$88,534	$287,819

The following table presents information related to loans individually evaluated for impairment by segment of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$754	$100	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
With an allowance recorded:
Commercial real estate	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—
Total	$754	$100	$—

December 31, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—	—
Residential mortgages	—	—	—

Note D — Loans Receivable (Continued)

With an allowance recorded:
Commercial real estate	836	836	661
Commercial loans	—	—	—
Consumer loans	—	—	—
Home equity	—	—
Residential mortgages	—	—	—
Total	$836	$836	$661

The average recorded investment of impaired commercial real estate loans with an allowance recorded was $640,000 and $1.4 million for the three months ended June 30, 2012 and 2011 respectively.  The average recorded investment of impaired commercial real estate loans with an allowance recorded was $788,000 and $1.4 million for the six months ended June 30, 2012 and 2011 respectively.  The average recorded investment of impaired commercial real estate loans without an allowance recorded was $100,000 for the three months ended June 30, 2012.  The impaired commercial real estate loans, both with and without an allowance represents one relationship with multiple properties.  The loans were charged off in June 2012 except for $100,000 which is to be paid by a related party and is being paid in accordance with its terms.  There was no impaired commercial real estate loans without an allowance for the three and six months ended June 30, 2012.  The average recorded investment of impaired commercial loans with an allowance recorded was $1.4 million and $2.0 million for the three and six months ended June 30, 2011 respectively.  This loan was fully charged off in April 2011.  There were no impaired commercial loans for the three months and six months ended June 30, 2011.  Cash basis interest income was not recognized for the three months and six months ended June 30, 2012 and 2011.

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$100	$—
Commercial loans	100	—
Consumer loans	—	—
Home equity	180	—
Residential mortgages	332	—
Total	$712	$—

	December 31, 2011
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$836	$—
Commercial loans	69	—
Consumer loans	—	—
Home equity	150	—
Residential mortgages	382	—
Total	$1,437	$—

Note D — Loans Receivable (Continued)

The following represents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans.

	June 30, 2012
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$80,188	$—	$—	$100	$100	$80,088
Commercial loans	44,077	—	238	36	274	43,803
Consumer loans	32,434	43	4	—	47	32,387
Home equity	45,827	48	—	180	228	45,599
Residential mortgages	92,125	—	254	332	586	91,539
Total	$294,651	$91	$496	$648	$1,235	$293,416

	December 31, 2011
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$82,269	$—	$—	$836	$836	$81,433
Commercial loans	37,695	36	—	—	36	37,659
Consumer loans	34,341	109	—	—	109	34,232
Home equity	44,980	—	—	150	150	44,830
Residential mortgages	88,534	5	332	196	533	88,001
Total	$287,819	$150	$332	$1,182	$1,664	$286,155

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

Note D — Loans Receivable (Continued)

	June 30, 2012
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$15,337	$64,126	$—	$606	$119
Commercial loans	16,896	26,279	11	799	92

Total	$32,233	$90,405	$11	$1,405	$211

	December 31, 2011
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$13,520	$66,173	$1,038	$671	$867
Commercial loans	15,320	22,089	131	58	97

Total	$28,840	$88,262	$1,169	$729	$964

Note E — Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and six months ended June 30, 2012 and 2011, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.  Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended June 30, 2012
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,920	$—	$—	$	$4,920
Provision for loan losses	150	—	—	—	150
Net interest income after provision for loan losses	4,770	—	—	—	4,770

Investment gains, net	301	—	—	—	301
Non-interest income	1,115	3,126	1,813	481	6,535
Non-interest expenses	4,323	2,435	1,371	451	8,580
Depreciation and amortization	388	42	21	1	452

Income before income taxes	1,475	649	421	29	2,574
Income tax expense	209	280	174	12	675

Net income	1,266	369	247	17	1,899
Less: net income attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to Oneida Financial Corp.	$1,266	$369	$247	$17	$1,899

Total Assets	$656,287	$20,675	$7,060	$428	$684,450

Note E — Segment Information (Continued)

	Three Months Ended June 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$5,013	$—	$—	$	$5,013
Provision for loan losses	550	—	—	—	550
Net interest income after provision for loan losses	4,463	—	—	—	4,463

Investment gains, net	409	—	—	—	409
Non-interest income	1,222	2,993	1,770	321	6,306
Non-interest expenses	4,126	2,601	1,295	320	8,342
Depreciation and amortization	373	42	24	—	439

Income before income taxes	1,595	350	451	1	2,397
Income tax expense	301	150	186	—	637

Net income	1,294	200	265	1	1,760
Less: net income attributable to noncontrolling interest	64	—	—	—	64

Net income attributable to Oneida Financial Corp.	$1,230	$200	$265	$1	$1,696

Total Assets	$638,577	$18,592	$4,957	$217	$662,343

	Six Months Ended June 30, 2012
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$9,785	$—	$—	$	$9,785
Provision for loan losses	300	—	—	—	300
Net interest income after provision for loan losses	9,485	—	—	—	9,485

Investment gains, net	834	—	—	—	834
Non-interest income	2,439	6,231	3,729	963	13,362
Non-interest expenses	8,808	4,978	2,821	894	17,501
Depreciation and amortization	786	82	41	1	910

Income before income taxes	3,164	1,171	867	68	5,270
Income tax expense	484	504	357	22	1,367

Net income	2,680	667	510	46	3,903
Less: net income attributable to noncontrolling interest	3	—	—	—	3

Net income attributable to Oneida Financial Corp.	$2,677	$667	$510	$46	$3,900

Total Assets	$656,287	$20,675	$7,060	$428	$684,450

Note E — Segment Information (Continued)

	Six Months Ended June 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$9,852	$—	$—	$	$9,852
Provision for loan losses	950	—	—	—	950
Net interest income after provision for loan losses	8,902	—	—	—	8,902

Investment gains, net	615	—	—	—	615
Non-interest income	2,314	6,225	3,181	623	12,343
Non-interest expenses	8,343	5,161	2,562	627	16,693
Depreciation and amortization	755	87	50	1	893

Income before income taxes	2,733	977	569	(5)	4,274
Income tax expense	382	422	235	(2)	1,037

Net income	2,351	555	334	(3)	3,237
Less: net income attributable to noncontrolling interest	128	—	—	—	128

Net income attributable to Oneida Financial Corp.	$2,223	$555	$334	$(3)	$3,109

Total Assets	$638,577	$18,592	$4,957	$217	$662,343

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of June 30:

	2012	2011
	(In thousands)
Total assets for reportable segments	$684,450	$662,343
Elimination of intercompany cash balances	(8,176)	(4,192)
Consolidated Total	$676,274	$658,151

Note F — Fair Value

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

Note F — Fair Value (Continued)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,687	$3,238	$2,453	$1,996
Available-for-sale securities
U.S. Agency	41,758	—	41,758	—
Corporate	33,486	—	33,486	—
Agency asset backed securities	5,872	—	5,872	—
Trust preferred securities	3,648	—	—	3,648
State and municipal	45,451	—	40,564	4,887
Small Business Administration	12,922	—	12,922	—
Residential mortgage-backed securities	92,031	—	92,031	—
Collateralized mortgage obligations	1,864	—	1,864	—
Total	$244,719	$3,238	$230,950	$10,531

Note F — Fair Value (Continued)

		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Trading securities
Common and preferred equities	$7,010	$3,004	$2,087	$1,919
Available-for-sale securities
U.S. Agency	30,578	—	30,578	—
Corporate	31,476	—	31,476	—
Agency asset backed securities	1,904	—	1,904	—
Trust preferred securities	3,615	—	—	3,615
State and municipal	48,034	—	40,539	7,495
Small Business Administration	10,151	—	10,151	—
Residential mortgage-backed securities	65,838	—	65,838	—
Collateralized mortgage obligations	2,009	—	2,009	—
Total	$200,615	$3,004	$184,582	$13,029

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Trading	Trust	Municipal
	Securities	Preferreds	Securities	Total
	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Paydowns and maturities	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744
Total gains or losses (realized/unrealized)
Included in earnings
Other changes in fair value	89	—	—	89
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	—	—	—
Paydowns and maturities	—	—	(1,543)	(1,543)
Included in other comprehensive income	—	191	50	241
Ending balance June 30, 2012	$1,996	$3,648	$4,887	$10,531

Note F — Fair Value (Continued)

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

The fair value for our non-rated local municipal securities with a fair value of $7.5 million as of December 31, 2011 were transferred from Level 2 to Level 3 because of a lack of observable market date for these investments.  They represent Bond Anticipation Notes which are localized within our own market.  The Company’s policy is to recognize transfers into and out of a level as of the end of the reporting period. As a result, the fair value of these securities were transferred on December 31, 2011.

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

Note F — Fair Value (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2012 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Impaired loans:
Commercial real estate	$100	$—	$—	$100

		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans:
Commercial real estate	$175	$—	$—	$175
Other real estate owned, net:

Commercial real estate	$122	$—	$—	$122

Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $100,000 at June 30, 2012.  Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans had a principal balance of $836,000, with a valuation allowance of $661,000 at December 31, 2011 which resulted in no additional provision for loan losses for three months and six months ended June 30, 2012. The fair value of this impaired relationship as of June 30, 2012 is based on a payment that is due from a third party which is deemed to be collectible.  The remaining loan balance of $661,000 was charged off in June 2012.

There was no other real estate owned measured at fair value less costs to sell as of June 30, 2012.  At December 31, 2011, other real estate owned had a net carrying amount of $122,000, made up of the outstanding balance of $142,000, net of a valuation allowance of $20,000.  The fair value of the properties is based on the sales comparison approach which has been discounted due to costs to sell and time the property has been on the market.

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

The total amount of gains and losses from changes in fair value included in earnings for financial assets and liabilities carried at fair value for the three months and six months ended June 30 were:

Note F — Fair Value (Continued)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(In thousands)
Interest income	$—	$10	$—	$20
Interest expense	$—	$—	$—	$—
Change in fair value	$241	$383	$677	$803

Total change in fair value	$241	$393	$677	$823

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	Carrying	Fair Value Measurements Using
June 30, 2012	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,336	$16,336	$—	$—	$16,336
Trading securities	7,687	3,238	2,453	1,996	7,687
Investment securities, available-for-sale	237,032	—	228,497	8,535	237,032
Investment securities, held-to-maturity	34,738	—	34,135	2,359	36,494
Loans held for sale	833	—	859	—	859
Loans receivable, net	293,072	—	—	303,592	303,592
Federal Home Loan Bank stock	2,364	N/A	N/A	N/A	N/A
Accrued interest receivable	2,325	—	1,260	1,065	2,325

Financial liabilities:
Deposits	$560,641	$422,371	$141,152	$—	$563,523
Federal Home Loan Bank advances	14,000	—	14,175	—	14,175
Accrued interest payable	34	4	30	—	34

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,572	$40,572
Trading securities	7,010	7,010
Investment securities, available-for-sale	193,605	193,605
Investment securities, held-to-maturity	47,199	49,264
Loans held for sale	688	710
Loans receivable, net	285,916	297,488
Federal Home Loan Bank stock	2,102	N/A
Accrued interest receivable	2,226	2,226

Financial liabilities:
Deposits	$550,624	$553,670
Federal Home Loan Bank advances	11,000	11,260
Accrued interest payable	35	35

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

Note F — Fair Value (Continued)

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

Note G — Accounting Pronouncements

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

GENERAL

Oneida Financial Corp. is the parent company of Oneida Savings Bank (“the Bank”).  The Company is a Maryland corporation and the successor to a Federal corporation of the same name through a second step conversion transaction completed on July 7, 2010.  The Company conducts no business other than holding the common stock of the Bank and general passive investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities.  Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance agency, benefit consulting and risk management subsidiaries and fees from trust services, and net gains and losses on sale of investments.  Interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulation or government policies may materially affect our financial condition and results of operations.

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend of $0.12 per share, which was paid on July 24, 2012 to its shareholders of record on July 10, 2012.

FINANCIAL CONDITION

ASSETS.  Total assets at June 30, 2012 were $676.3 million, an increase of $12.6 million, or 1.9%, from $663.7 million at December 31, 2011. The increase in total assets was primarily attributable to an increase in securities available for sale and loans receivable offset by a decrease in cash and cash equivalents.

Mortgage-backed securities increased $22.8 million, or 24.6%, to $115.6 million at June 30, 2012 as compared with $92.8 million at December 31, 2011.  Investment securities increased $8.1 million, or 5.5%, to $156.1 million at June 30, 2012 as compared to $148.0 million at December 31, 2011. The increase in mortgage-backed and investment securities was due to the investment of excess cash on hand during the quarter in order to obtain a higher return than is obtainable from cash and cash equivalents and in the absence of acceptable risk/return from loan originations.

Cash and cash equivalents decreased $24.3 million, or 59.9%, to $16.3 million at June 30, 2012 from $40.6 million at December 31, 2011.  The decrease in cash and cash equivalents reflect the investing of excess cash on hand in higher yielding securities and loans.

Trading securities increased $677,000, or 9.7%, to $7.7 million at June 30, 2012 as compared with $7.0 million at December 31, 2011 and represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities represents the increase in fair value during 2012 that was reflected through the income statement.

Loans receivable, including loans held for sale, increased $7.3 million, or 2.5%, to $293.9 million at June 30, 2012 as compared with $286.6 million at December 31, 2011.  We continue to maintain a diversified loan portfolio. We sold $11.4 million in fixed rate residential loans during the six months ended June 30, 2012. Overall loan demand is slightly higher than a year ago with loan originations during the first six months of 2012 totaling $62.7 million as compared to total loan originations during the six months ended June 30, 2011 of $42.0 million.

LIABILITIES.  Total liabilities increased by $10.1 million, or 1.8%, to $585.9 million at June 30, 2012 from $575.8 million at December 31, 2011.  The increase was primarily the result of an increase in deposits of $10.0 million and an increase in borrowings of $3.0 million partially offset by a decrease in other liabilities of $2.9 million.

Deposit accounts increased $10.0 million, or 1.8%, to $560.6 million at June 30, 2012 from $550.6 million at December 31, 2011.  Interest-bearing deposit accounts increased by $5.9 million, or 1.2%, to $487.4 million at June 30, 2012 from $481.5 million at December 31, 2011.  Non-interest bearing deposit accounts increased $4.2 million, or 6.1%, to $73.3 million at June 30, 2012 from $69.1 million at December 31, 2011.  The increase in deposit accounts was primarily a result of an increase in our retail deposits of $16.3 million offset by a decrease in municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Municipal deposits decreased $6.3 million to $112.6 million at June 30, 2012 from $118.9 million at December 31, 2011.

Borrowings increased $3.0 million, or 27.3%, to $14.0 million at June 30, 2012 from $11.0 million at December 31, 2011.  The increase is due to use of our overnight line of credit at the end of June 2012. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $2.9 million, or 20.6%, to $11.2 million at June 30, 2012 from $14.1 million at December 31, 2011. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at June 30, 2012 from December 31, 2011.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at June 30, 2012 was $90.4 million, an increase of $2.4 million, or 2.7%, from $88.0 million at December 31, 2011.  The increase in stockholders’ equity was a result of net income of $3.9 million for the six months ended June 30, 2012. In addition, there was a decrease in the accumulated other comprehensive loss of $1.1 million at June 30, 2012 resulting from an increase in the market value of mortgage-backed and investment securities.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders.  Stockholders were paid quarterly dividends during the first six months of 2012 totaling $0.24 per share resulting in a reduction in stockholders’ equity of $1.6 million.  Also offsetting the increases in stockholders’ equity was the repurchase of 105,974 shares of common stock of the Company.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended June 30,						Twelve Months Ended Dec. 31,
		2012			2011			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$290,256	$3,760	5.18%	$284,601	$3,852	5.41%	$287,098	$15,588	5.43%
Investment and Mortgage-Backed Securities	269,080	1,903	2.83%	270,826	2,117	3.13%	260,077	7,848	3.02%
Federal Funds	26,181	7	0.11%	30,916	5	0.06%	24,561	21	0.09%
Equity Securities	7,451	70	3.76%	7,253	60	3.31%	7,321	326	4.45%
Total Interest-earning Assets	592,968	5,740	3.87%	593,596	6,034	4.07%	579,057	23,783	4.11%
Non interest-earning Assets:
Cash and due from banks	11,414			10,459			10,969
Other assets	82,956			74,302			75,597
Total assets	$687,338			$678,357			$665,623
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$188,085	$203	0.43%	$185,103	$242	0.52%	$178,414	$1,014	0.57%
Savings Accounts	109,334	76	0.28%	98,605	93	0.38%	99,127	358	0.36%
Interest-bearing Checking	68,045	14	0.08%	68,524	14	0.08%	65,321	63	0.10%
Time Deposits	137,053	408	1.20%	150,439	537	1.43%	146,843	2,077	1.41%
Borrowings	11,228	117	4.23%	12,088	133	4.41%	11,552	503	4.35%
Notes Payable	137	2	2.94%	317	2	N/M	205	8	3.90%
Total Interest-bearing Liabilities	513,882	820	0.64%	515,076	1,021	0.80%	501,462	4,023	0.80%
Non-interest-bearing Liabilities:
Demand deposits	71,293			67,655			67,436
Other liabilities	12,795			8,146			8,029
Total liabilities	$597,970			$590,877			$576,927
Stockholders’ equity	89,368			87,480			88,696
Total liabilities and stockholders’ equity	$687,338			$678,357			$665,623

Net Interest Income		$4,920			$5,013			$19,760
Net Interest Spread			3.23%			3.27%			3.30%
				$78,520			$77,595
Net yield on average Interest-earning assets		3.32%			3.38%			3.41%
Average interest-earning assets to average Interest-bearing liabilities		115.39%			115.24%			115.47%

N/M — Not meaningful

		Six Months Ended June 30,					Twelve Months Ended Dec. 31,
		2012			2011			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$289,656	$7,568	5.23%	$285,645	$7,783	5.45%	$287,098	$15,588	5.43%
Investment and Mortgage-Backed Securities	257,690	3,710	2.88%	265,721	4,115	3.10%	260,077	7,848	3.02%
Federal Funds	30,118	13	0.09%	28,908	13	0.09%	24,561	21	0.09%
Equity Securities	7,236	140	3.87%	7,344	122	3.32%	7,321	326	4.45%
Total Interest-earning Assets	584,700	11,431	3.91%	587,618	12,033	4.10%	579,057	23,783	4.11%
Non interest-earning Assets:
Cash and due from banks	11,701			11,098			10,969
Other assets	81,458			74,282			75,597
Total assets	$677,859			$672,998			$665,623
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$184,530	$402	0.44%	$182,683	$572	0.63%	$178,414	$1,014	0.57%
Savings Accounts	107,610	145	0.27%	95,509	197	0.42%	99,127	358	0.36%
Interest-bearing Checking	67,037	27	0.08%	69,001	37	0.11%	65,321	63	0.10%
Time Deposits	137,301	834	1.22%	150,888	1,108	1.48%	146,843	2,077	1.41%
Borrowings	11,114	235	4.25%	12,044	263	4.40%	11,552	503	4.35%
Notes Payable	160	3	3.77%	161	4	N/M	205	8	3.90%
Total Interest-bearing Liabilities	507,752	1,646	0.65%	510,286	2,181	0.86%	501,462	4,023	0.80%
Non-interest-bearing Liabilities:
Demand deposits	69,582			65,571			67,436
Other liabilities	11,520			10,028			8,029
Total liabilities	$588,854			$585,885			$576,927
Stockholders’ equity	89,005			87,113			88,696
Total liabilities and stockholders’ equity	$677,859			$672,998			$665,623

Net Interest Income		$9,785			$9,852			$19,760
Net Interest Spread			3.26%			3.23%			3.30%
	$76,948			$77,332			$77,595
Net yield on average Interest-earning assets		3.35%			3.35%			3.41%
Average interest-earning assets to average Interest-bearing liabilities		115.15%			115.15%			115.47%

N/M — Not meaningful

RESULTS OF OPERATIONS

General.  Net income for the three months ended June 30, 2012 was $1.9 million compared to $1.7 million for the three months ended June 30, 2011.  For the three months ended June 30, 2012, basic and diluted net income per share was $0.28 as compared with basic and diluted net income per share of $0.24 for the three months ended June 30, 2011.  The increase in net income is primarily the result of an increase in non-interest income and a decrease in the provision for loan loss reserves.  These increases in income were partially offset by a decrease in net interest income, a decrease in investment gains, an increase in non-interest expenses and an increase in income tax provisions during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

Net income for the six months ended June 30, 2012 was $3.9 million compared to $3.1 million for the six months ended June 30, 2011.  Net income from operations, excluding the noncash increase to earnings of $677,000 recognized in connection with the increase in the market value of our trading securities, net of $177,000 of income taxes, was $3.4 million.  This compares to net income from operations for the same period in 2011 of $2.7 million.  Net income excluding the non-cash charges and benefits to earnings increased primarily due to an increase in non-interest income and a decrease in the provision for loan loss reserves partially offset by a decrease in net interest income, an increase in non-interest expense and an increase in the provision for income taxes.  The table below summarizes the Company’s operating results excluding these cumulative non-cash benefits related to the change in fair value of trading securities and the non-cash impairment charges recorded as investment losses in each period.

Reported Results and Operating Results/Non-Gaap

(including non-cash gains and losses recognized under the fair value option

(All amounts in thousands except net income per diluted share)

	Three Months Ending	Three Months Ending
	June 30,	June 30,
	2012	2011
Net income attributable to Oneida Financial Corp.	$1,899	$1,696
Less:
Change in fair value of investments	(241)	(393)
Net impairment losses	—	81
Income tax effect	64	85

Operating results attributable to Oneida Financial Corp.	$1,722	$1,470

Reported net income per diluted share	$0.28	$0.24
Operating net income per diluted share	$0.25	$0.21

	Six Months Ending	Six Months Ending
	June 30,	June 30,
	2012	2011
Net income attributable to Oneida Financial Corp.	$3,900	$3,109
Less:
Change in fair value of investments	(677)	(823)
Net impairment losses	—	286
Income tax effect	177	135

Operating results attributable to Oneida Financial Corp.	$3,400	$2,707

Reported net income per diluted share	$0.57	$0.44
Operating net income per diluted share	$0.50	$0.38

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

Interest and Dividend Income.  Interest and dividend income decreased by $294,000, or 4.9%, to $5.7 million for the three months ended June 30, 2012 from $6.0 million for the three months ended June 30, 2011.  Interest and fees on loans decreased by $92,000 for the three months ended June 30, 2012 as compared with the same period in 2011.  Interest and dividend income on mortgage-backed and other investment securities decreased $204,000 to $2.0 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011.  Interest income earned on federal funds sold increased $2,000 during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

For the six months ended June 30, 2012, interest and dividend income decreased by $602,000, or 5.0%, to $11.4 million from $12.0 million for the six months ended June 30, 2011.  Interest and fees on loans decreased by $215,000 for the six months ended June 30, 2012 as compared with the same period in 2011.  Interest and dividend income on mortgage-backed and other investment securities decreased $387,000 for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

The decrease in income on loans resulted from a decrease of 23 basis points in the average yield on loans to 5.18% from 5.41% offset by an increase of $5.7 million in the average balance of loans to $290.3 million in the second quarter of 2012 from $284.6 million in the second quarter of 2011.  At June 30, 2012, net loans receivable were $293.9 million as compared with $282.2 million at June 30, 2011, an increase of 4.1%.  The decrease in the average yield on loans is a result of the continued low market interest rates resulting in lower yields earned on new loans and variable rate loans.  For the six months ended June 30, 2012, the decrease in income on loans resulted from a decrease of 22 basis points in the average yield on loans to 5.23% from 5.45% partially offset by an increase of $4.1 million in the average balance of loans to $289.7 million from $285.6 million for the six months ended June 30, 2011.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of $1.7 million in the average balance of investment and mortgage-backed securities to $269.1 million during the second quarter of 2012 from $270.8 million during the second quarter of 2011 as well as a decrease of 30 basis points in the average yield earned to 2.83% from 3.13%.  For the six months ended June 30, 2012, interest on investment and mortgage-backed securities decreased $405,000 as compared with the same period in 2011 due to a decrease in the average balance of $8.0 million and a decrease in the average yield of 22 basis points.  The decrease in average yield is the result of lower market interest rates.  The decrease in the average balance of investment and mortgage-backed securities is the result of the timing of investing excess cash on hand during the first half of 2012.

Interest income on federal funds sold increased as a result of an increase in the average yield partially offset by a decrease of $4.7 million in the average balance of federal funds sold to $26.2 million during the second quarter of 2012 as compared with $30.9 million during the three months ended June 30, 2011.  For the six months ended June 30, 2012, interest income on federal funds sold remained stable at $13,000 as compared with the same period in 2011.

Income from equity securities increased $10,000 due to an increase in the average yield of 45 basis points as well as an increase of $198,000 in the average balance from $7.3 million for the three months ended June 30, 2011 to $7.5 million for the three months ended June 30, 2012.  For the six months ended June 30, 2012, interest income on equity securities increased $18,000 as a result of an increase in the average yield of 55 basis points partially offset by a decrease in the average balance of $108,000 as compared with the same period in 2011.   The decrease in the average balance was the result of sales of certain preferred equity securities during the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased $201,000, or 19.7%, to $820,000 for the three months ended June 30, 2012 from $1.0 million for the three months ended June 30, 2011.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the second quarter of 2012 of $185,000, decreasing to $701,000 from $886,000 during the second quarter of 2011.  In addition, borrowing expense decreased to $117,000 for the three months ended June 30, 2012 compared with $133,000 for the three months ended June 30, 2011.  Interest expense decreased $535,000, or 24.5% to $1.6 million for the six months ended June 30, 2012 from $2.2 million for the six months ended June 30, 2011.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $13.3 million, or 3.8%, to $365.5 million at an average cost of 0.32% during the second quarter of 2012 from $352.2 million at an average cost of 0.40% during the second quarter of 2011.  During the same period the average balance of time deposits decreased $13.3 million, or 8.8%, to $137.1 million in the second quarter of 2012 from $150.4 million during the second quarter of 2011 and the average rate paid on time deposits decreased 23 basis points.  For the six months ended June 30, 2012, the average cost of deposits was 0.57% as compared with 0.77% for the six month period in 2011.  In addition, the average balance of deposits increased $1.6 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

The decrease in borrowing expense for the second quarter 2012 as compared to the second quarter 2011 was due to a decrease in the average balance of borrowings outstanding in the June 30, 2012 period to $11.2 million as compared with $12.1 million during the June 30, 2011 period as well as an 18 basis point decrease in the average rate paid on borrowed funds to 4.23% for the 2012 period.  For the six months ended June 30, 2012, interest expense on borrowings decreased $28,000 due to a decrease in the average balance outstanding of borrowings to $11.1 million as compared to $12.0 million for the six month period 2011.  The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2011.

Provision for Loan Losses.  The total provision for loan losses for the three and six months ended June 30, 2012 was $150,000 and $300,000, respectively.  The total provision for loan losses for the three and six months ended June 30, 2011 was $550,000 and $950,000, respectively.  Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the second quarter 2012 is primarily the result of changes in the portfolio mix and an increase in the average balance of loans.  Loans individually evaluated for impairment totaled $100,000 at June 30, 2012 and did not have an allowance allocated.  Loans individually evaluated for impairment totaled $836,000 and had an allocated allowance for loan loss reserve of $661,000 at December 31, 2011. The decrease in loans individually evaluated for impairment is due to the charge-off of a specifically reserved impaired commercial real estate loan during the second quarter 2012.

Nonperforming loans totaled $712,000 or 0.24% of total loans at June 30, 2012 compared with $1.8 million or 0.62% of total loans at June 30, 2011.  Net charge-off activity for the six months ended June 30, 2012 was $694,000 as compared with $2.2 million in net charge-offs during the six months ended June 30, 2011.  The balance of the allowance for loan losses was $2.5 million or 0.85% of loans receivable at June 30, 2012 compared with $3.1 million or 1.09% of loans receivable at June 30, 2011. The decrease in nonperforming loans and the balance of the allowance for loan losses from June 30, 2011 to June 30, 2012 is primarily attributable to the charge-off of a specifically reserved, impaired commercial real estate loan with a principal balance of $836,000 in June 2012.

Investment Gains (losses):  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended June 30, 2012 the market value of our trading securities increased $241,000 as compared with an increase of $393,000 in the 2011 period.    For the six months ended June 30, 2012, the market value of our trading securities increased $677,000 as compared with an increase of $823,000 in the 2011 period.

During the second quarter of 2012 the Company realized $60,000 of investment gains; this compares with realized gains of $97,000 during the three months ended June 30, 2011.  For the six months ended June 30, 2012, realized investment gains totaled $157,000 as compared with $78,000 for the same period in 2011.

There was no impairment losses for the three months and six months ended June 30, 2012.  Net impairment losses for the three months and six months ended June 30, 2011 were $81,000 and $286,000 respectively.  The net impairment losses were the result of non-cash impairment charges recorded for eight trust preferred securities and two privately-issued collateralized mortgage obligations which were determined to be other-than-temporarily impaired.  The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies.  See Footnote C Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

Non-Interest Income.  Non-interest income increased by $229,000, or 3.6%, to $6.5 million for the three months ended June 30, 2012 from $6.3 million for the three months ended June 30, 2011.   For the six months ended June 30, 2012, non-interest income increased by $1.1 million or 8.9%, to $13.4 million from $12.3 million for the six months ended June 30, 2011.

Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $336,000, or 6.6%, to $5.4 million during the three months ended June 30, 2012 as compared with $5.1 million during the three months ended June 30, 2011. Insurance subsidiary revenue of Bailey & Haskell Associates was $3.1 million for the three months ended June 30, 2012 as compared with $3.0 million during the three months June 30, 2011.  Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year.  Consulting activities of Benefit Consulting Group generated revenue of $1.8 million for the three months ended June 30, 2012 as compared with $1.8 million during the second quarter of 2011, reflecting an increase of $43,000.  .  Risk management activities of Workplace Health Solutions generated $481,000 of revenue for the three months ended June 30, 2012 as compared with $321,000 in revenue during the same period of 2011.  The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.  Revenue derived from non-banking subsidiaries increased $894,000 or 8.9%, to $10.9 million for the six months ended June 30, 2012 as compared with $10.0 million for the six months ended June 30, 2011.

Deposit account service fees decreased slightly to $642,000 during the three months ended June 30, 2012 from $676,000 during the three months ended June 30, 2011.  The combination of fee reductions and higher account balances currently maintained resulted in the decrease in deposit service fee revenue.  For the six months ended June 30, 2012, deposit account service fees decreased $3,000 as compared with the same period in 2011.

Non-Interest Expense.  Non-interest expense increased by $251,000, or 2.9%, to $9.0 million for the three months ended June 30, 2012 from $8.8 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, non-interest expense increased by $825,000, or 4.7%, to $18.4 million as compared with $17.6 million for the same period in 2011.  The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended June 30, 2012 was $5.8 million, an increase of $37,000, or 0.6%, from the second quarter of 2011.  Compensation expense for the six months ended June 30, 2012 was $11.9 million, an increase of $484,000, or 4.3%, as compared with compensation expense of $11.4 million for the same period in 2011.  The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense decreased $76,000, or 6.3%, to $1.1 million for the three months ended June 30, 2012 as compared to $1.2 million during the three months ended June 30, 2011.  For the six months ended June 30, 2012, building occupancy and equipment expense decreased $84,000, or 3.5%, to $2.3 million as compared with $2.4 million for the same period in 2011.

Other operating expenses increased $290,000, or 16.3%, to $2.1 million for the three months ended June 30, 2012 as compared to $1.8 million during the three months ended June 30, 2011.  For the six months ended June 30, 2012, other operating expense increased $425,000, or 11.2%, to $4.2 million as compared to $3.8 million for the same period in 2011.

Provision for Income Taxes.  Provision for income taxes was $675,000 for the three months ended June 30, 2012, an increase of $38,000 from the second quarter 2011 income tax provision recorded of $637,000.  The increase in income tax provision reflects the increase in net income for the three months ended June 30, 2012. For the six months ended June 30, 2012, the provision for income taxes was $1.4 million, an increase of $330,000 from $1.0 million for the same period in 2011.  The effective tax rate was 25.9% during the first six months of 2012 as compared with an effective tax rate of 24.3% for the same time period in 2011.  The change in the effective tax rates for the specific periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

Liquidity and Capital Resources.   Our primary source of funds are deposits; FHLB borrowings; proceeds from the principal and interest payments on loans and mortgage-related debt and equity securities; and to a lesser extent, proceeds from the sale of fixed rate residential real estate loans and additional borrowings availability as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2012, loan originations totaled $37.1 million compared to $23.2 million during the second quarter of 2011. The purchases of securities available for sale totaled $39.9 million during the second quarter of 2012 as compared to $27.5 million during the second quarter of 2011. The purchases of investment securities were funded due to the decrease in cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2012 the Company had outstanding commitments to originate loans of approximately $12.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $8.5 million at June 30, 2012.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $49.3 million at June 30, 2012 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of June 30, 2012 the total of cash, interest-earnings demand accounts and federal funds sold was $16.3 million.

At June 30, 2012, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank are detailed in the following table.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012:
Total Capital
(to Risk Weighted Assets)	$67,854	16.57%	$32,762	8%	$40,952	10%
Tier I Capital
(to Risk Weighted Assets)	$65,348	15.96%	$16,381	4%	$24,571	6%
Tier I Capital
(to Average Assets)	$65,348	9.86%	$26,509	4%	$33,137	5%

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)	$64,045	15.62%	$32,798	8%	$40,997	10%
Tier I Capital
(to Risk Weighted Assets)	$61,146	14.91%	$16,399	4%	$24,598	6%
Tier I Capital
(to Average Assets)	$61,146	9.62%	$25,433	4%	$31,791	5%

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

(Annualized where appropriate)

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Performance Ratios:
Return on average assets	1.11%	1.00%	1.15%	0.92%
Return on average equity	8.50%	7.75%	8.76%	7.14%
Return on average tangible equity	11.77%	10.89%	12.16%	9.99%
Interest rate spread	3.23%	3.27%	3.26%	3.23%
Net interest margin	3.32%	3.38%	3.35%	3.35%
Efficiency Ratio	78.12%	77.29%	78.81%	78.34%
Non-interest income to average total assets	3.80%	3.72%	3.94%	3.67%
Non-interest expense to average total assets	5.26%	5.22%	5.43%	5.23%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.39%	115.24%	115.15%	115.15%

Asset Quality Ratios:
Non-performing assets to total assets	0.67%	0.88%	0.67%	0.88%
Non-performing loans to total loans	0.24%	0.62%	0.24%	0.62%
Net charge-offs to average loans	0.22%	0.76%	0.24%	0.76%
Allowance for loan losses to non-performing loans	351.97%	174.43%	351.97%	174.43%
Allowance for loan losses to loans receivable	0.85%	1.09%	0.85%	1.09%

Capital Ratios:
Average equity to average total assets	13.00%	12.90%	13.13%	12.93%
Equity to total assets (end of period)	13.37%	13.79%	13.37%	13.79%
Tangible equity to tangible assets (end of period)	10.08%	10.36%	10.08%	10.36%

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at June 30, 2012, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2                                                                Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b) Not applicable

(c)          During the second quarter 2012, the following shares were repurchased by the Company.  At June 30, 2012, there were no shares yet to be purchased under previously announced repurchase plans.

Period	# of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased	Maximum Number of Shares that may still be purchased under the repurchase program

Apr. 1 — Apr. 30	—	$—	249,224	103,453
May. 1 — May. 31	—	$—	249,224	103,453
Jun. 1- Jun. 30	103,453	$10.00	352,677	—

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ONEIDA FINANCIAL CORP.

Date: August 14, 2012	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief
Financial Officer