Form 10-Q
period 2012-09-30
Oneida Financial Corp.
filed 2012-11-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,024,596 shares of the Registrant’s common stock outstanding as of November 1, 2012.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

At September 30, 2012 (unaudited) and December 31, 2011 (unaudited)

	At September 30,	At December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Cash and due from banks	$17,074	$22,910
Federal funds sold	14,615	17,662

TOTAL CASH AND CASH EQUIVALENTS	31,689	40,572

Trading securities	7,541	7,010
Securities, available for sale	221,096	193,605
Securities, held to maturity (fair value $33,535 and $49,264 respectively)	31,700	47,199

Mortgage loans held for sale	1,558	688

Loans receivable	301,270	287,819
Deferred fees	887	997
Allowance for loan losses	(2,640)	(2,900)

LOANS RECEIVABLE, NET	299,517	285,916

Federal Home Loan Bank stock	2,012	2,102
Bank premises and equipment, net	20,762	21,380
Accrued interest receivable	2,287	2,226
Bank owned life insurance	17,399	16,978
Other assets	16,322	21,090
Goodwill	23,982	23,982
Other intangible assets	709	965

TOTAL ASSETS	$676,574	$663,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$491,318	$481,505
Non-interest bearing deposits	78,680	69,119
Borrowings	6,000	11,000
Other liabilities	10,060	14,128

TOTAL LIABILITIES	586,058	575,752
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 7,024,596 and 6,915,570 issued)	70	69
Additional paid-in capital	42,491	43,396
Retained earnings	48,686	47,211
Accumulated other comprehensive loss	(273)	(2,122)
Treasury stock (at cost, 0 and 2,521 shares)	—	(20)
Unallocated ESOP (78,956 and 78,956 shares)	(517)	(632)

Total Oneida Financial Corp stockholders’ equity	90,457	87,902
Noncontrolling interest	59	59

TOTAL STOCKHOLDERS’ EQUITY	90,516	87,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,574	$663,713

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
INTEREST INCOME:
Interest and fees on loans	$3,769	$3,939	$11,337	$11,722
Interest on investment securities	1,834	1,974	5,544	6,088
Dividends on equity securities	69	69	209	191
Interest on federal funds sold and interest-earning deposits	2	3	15	17
Total interest and dividend income	5,674	5,985	17,105	18,018
INTEREST EXPENSE:
Core deposits	263	319	837	1,125
Time deposits	403	504	1,237	1,612
Borrowings	118	121	354	384
Note payable	1	2	3	6
Total interest expense	785	946	2,431	3,127
NET INTEREST INCOME	4,889	5,039	14,674	14,891
Less: Provision for loan losses	180	50	480	1,000
Net interest income after provision for loan losses	4,709	4,989	14,194	13,891
INVESTMENT GAINS (LOSSES):
Total other-than-temporary impairment losses	—	(72)	—	(370)
Portion of loss recognized in OCI (before taxes)	—	—	—	12
Net impairment losses	—	(72)	—	(358)
Net gains on securities	265	252	422	330
Changes in fair value of trading securities	(147)	(665)	531	158
Total investment gains (losses)	118	(485)	953	130
IMPAIRMENT OF OTHER ASSET:	(1,886)	—	(1,886)	—

NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	4,765	4,259	15,688	14,288
Other operating income	1,369	1,406	3,808	3,720
Total non-interest income	6,134	5,665	19,496	18,008
NON-INTEREST EXPENSES:
Compensation and employee benefits	5,764	5,585	17,628	16,965
Occupancy expenses, net	1,168	1,162	3,503	3,580
Other operating expense	2,061	2,013	6,273	5,801
Total non-interest expenses	8,993	8,760	27,404	26,346
INCOME BEFORE INCOME TAXES	82	1,409	5,353	5,683
Provision for income taxes	14	389	1,382	1,426
NET INCOME	68	1,020	3,971	4,257
Less: net income attributable to noncontrolling interest	3	64	6	192
NET INCOME attributable to Oneida Financial Corp.	$65	$956	$3,965	$4,065

EARNINGS PER SHARE — BASIC	$0.01	$0.14	$0.58	$0.58

EARNINGS PER SHARE — DILUTED	$0.01	$0.14	$0.58	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$68	$1,020	$3,971	$4,257

Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Other-than-temporary impaired securities
Available for sale:
Unrealized losses on securities arising during period	—	(68)	—	(179)
Reclassification adjustment for losses included in net income	—	72	—	358
Net unrealized gains	—	4	—	179
Income tax effect	—	(1)	—	(71)
Net change in other-than temporary securities	—	3	—	108

Securities available for sale:
Unrealized gains on securities arising during period	1,401	2,944	3,397	8,380
Reclassification adjustment for (gains) included in net income	(265)	(252)	(422)	(330)
Net unrealized gains	1,136	2,692	2,975	8,050
Income tax effect	(454)	(1,077)	(1,190)	(3,220)
Net change in securities available for sale	682	1,615	1,785	4,830

Unrealized holding gains on securities net of tax	682	1,618	1,785	4,938

Change in unrealized loss on pension benefits	35	30	106	92
Income tax effect	(14)	(12)	(42)	(37)
Net change in pension benefits	21	18	64	55

Other comprehensive gain, net of tax	703	1,636	1,849	4,993

Comprehensive Income	771	2,656	5,820	9,250

Comprehensive income attributable to the noncontrolling interest	(3)	(64)	(6)	(192)

Comprehensive income attributable to Oneida Financial Corp.	$768	$2,592	$5,814	$9,058

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 (unaudited)

							Unallocated	Total Equity
					Accumulated		Employee	Attributable
			Additional		Other		Stock	To Oneida	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Ownership	Financial	controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Plans	Corp.	Interest	Total
	(In thousands, except number of shares)
Balance as of January 1, 2012	6,915,570	$69	$43,396	$47,211	$(2,122)	$(20)	$(632)	$87,902	$59	$87,961
Net income	—	—	—	3,965	—	—	—	3,965	6	3,971
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax	—	—	—	—	1,849	—	—	1,849	—	1,849
Common stock dividends: $0.36 per share	—	—	—	(2,490)	—	—	—	(2,490)	—	(2,490)
Stock repurchased and retired	(105,974)	(1)	(1,058)	—	—	20	—	(1,039)	—	(1,039)
Shares issued under stock plans	215,000	2	—	—	—	—	—	2	—	2
Shares earned under stock plans	—	—	123	—	—	—	—	123	—	123
Shares committed to be released under ESOP plans	—	—	30	—	—	—	115	145	—	145

Balance as of September 30, 2012	7,024,596	$70	$42,491	$48,686	$(273)	$—	$(517)	$90,457	$59	$90,516

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$3,971	$4,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356	1,327
Amortization of premiums/discounts on securities, net	533	546
Net change in fair value of trading securities	(531)	(158)
Provision for loan losses	480	1,000
Loss on impairment of securities	—	358
ESOP shares earned	145	123
Stock compensation earned	125	—
Loss on write down or sale of foreclosed assets	89	85
Loss on impairment of other asset	1,886	—
Gain on securities, net	(422)	(330)
Gain on sale of loans, net	(511)	(257)
Income tax payable	(301)	(41)
Accrued interest receivable	(61)	(95)
Other assets	1,812	615
Other liabilities	(3,974)	(1,667)
Earnings on bank owned life insurance	(421)	(405)
Origination of loans held for sale	(18,391)	(13,636)
Proceeds from sales of loans	18,032	13,087

Net cash used in operating activities	3,817	4,809

Investing Activities:
Purchase of securities available for sale	(103,549)	(48,445)
Proceeds from sale of securities available for sale	16,794	40,231
Maturities and calls of securities available for sale	49,236	40,440
Principal collected on securities available for sale	13,038	10,302
Purchase of securities held to maturity	(3,302)	(35,025)
Maturities and call of securities held to maturity	12,803	1,998
Principal collected on securities held to maturity	5,852	2,874
Proceeds from sale of trading securities	—	845
Purchase of FHLB stock	(2,783)	(458)
Redemption of FHLB stock	2,873	412
Net increase in loans	(14,232)	(5,116)
Purchase of bank premises and equipment	(482)	(2,016)
Proceeds from the sale of foreclosed property	199	381
Purchase of employee benefits company	—	(95)
Purchase of insurance company	—	(362)

Net cash (used in) provided by investing activities	(23,553)	5,966

Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	22,097	12,426
Net decrease in time deposits	(2,723)	(7,996)
Repayment of borrowings	(8,000)	(1,000)
Proceeds from borrowings	3,000	—
Dividends on preferred stock of subsidiary held by noncontrolling interest	(6)	(192)
Repurchase and retirement of common shares	(1,039)	(863)
Cash dividends	(2,476)	(2,566)
Stock issued/repurchase — noncontrolling interest	—	(2,501)

Net cash provided by (used in) financing activities	10,853	(2,692)

(Decrease) increase in cash and cash equivalents	(8,883)	8,083

Cash and cash equivalents at beginning of period	40,572	33,741

Cash and cash equivalents at end of period	$31,689	$41,824

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,435	$3,143
Cash paid for income taxes	1,680	1,465

Supplemental noncash disclosures:
Transfer of loans to other real estate	151	487
Dividends declared and unpaid	843	848
Notes payable issued in connection with acquisition	—	362
Purchase of securities not settled	—	11,462

The accompanying notes are an integral part of the consolidated financial statements.

ONEIDA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be achieved for the remainder of 2012.  On July 7, 2010, Oneida Financial MHC completed its second step conversion to stock form.  At that date, Oneida Financial Corp., a Maryland corporation, became the stock holding company of the Bank.

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

Note B — Earnings per share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding outstanding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable using the treasury stock method.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to a two-class method.  The Company has determined that 130,000 of its 215,000 outstanding non-vested stock awards are participating securities.

Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net income attributable to Oneida Financial Corp.	$64,822	$956,364	$3,965,242	$4,065,401
Net earnings allocated to participating securities	(4,510)	—	(22,672)	—
Net earnings allocated to common stock	$60,312	$956,364	$3,942,570	$4,065,401

Note B — Earnings per Share (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Basic
Distributed earnings allocated to common stock	$827,352	$847,869	$2,474,069	$2,566,815
(Over distributed) undistributed earnings allocated to common stock	(767,040)	108,495	1,468,501	1,498,586
Net earnings allocated to common stock	$60,312	$956,364	$3,942,570	$4,065,401

Weighted average common shares outstanding including shares considered participating securities	6,906,991	7,120,261	6,901,017	7,148,115
Less: Average unallocated ESOP shares	69,407	108,577	74,138	113,271
Less: Average participating securities	97,447	—	32,719	—
Weighted average shares	6,740,137	7,011,684	6,794,160	7,034,844

Basic earnings per share	$0.01	$0.14	$0.58	$0.58

Diluted
Net earnings allocated to common stock	$60,312	$956,364	$3,942,570	$4,065,401

Weighted average common shares outstanding for basic earnings per common share	6,740,137	7,011,684	6,794,160	7,034,844
Add: Dilutive effects of assumed exercise of stock options and nonparticipaing shares	2,906	—	642	—
Weighted average shares and dilutive potential common shares	6,743,043	7,011,684	6,794,802	7,034,844

Diluted earnings per common share	$0.01	$0.14	$0.58	$0.58

Stock options for 197,500 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2012 because they were anti-dilutive.  There were no potentially dilutive securities outstanding for the three months and nine months ended September 30, 2011 as the shares were awarded in July 2012.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Amortized	Gross	Unrealized	Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$29,232	$183	$(9)	$29,406
Corporate	36,245	809	(1,791)	35,263
Agency asset backed securities	5,874	21	—	5,895
Trust preferred securities	5,518	259	(1,975)	3,802
State and municipal	42,558	2,725	—	45,283
Small business administration	13,471	316	(1)	13,786
	$132,898	$4,313	$(3,776)	$133,435
Mortgage-Backed Securities
Fannie Mae	$22,991	$1,166	$—	$24,157
Freddie Mac	28,602	340	(34)	28,908
Government National Mortgage Assoc.	31,726	1,084	(21)	32,789
Collateralized Mortgage Obligations	1,714	93	—	1,807
	$85,033	$2,683	$(55)	$87,661
Total available-for-sale	$217,931	$6,996	$(3,831)	$221,096

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

	September 30, 2012
	Amortized	Gross	Unrecognized	Fair
Held-to-maturity portfolio:	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$45	$—	$1,045
State and municipal	10,405	936	—	11,341
Small business administration	430	5	—	435
	$11,835	$986	$—	$12,821
Mortgage-Backed Securities
Fannie Mae	$10,952	$519	$—	$11,471
Freddie Mac	3,594	144	—	3,738
Government National Mortgage Assoc.	5,319	186	—	5,505
	$19,865	$849	$—	$20,714
Total held-to-maturity	$31,700	$1,835	$—	$33,535

	December 31, 2011
	Amortized	Gross	Unrealized	Fair
Available-for-sale portfolio:	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$30,422	$173	$(17)	$30,578
Corporate	33,306	395	(2,225)	31,476
Agency asset backed securities	1,919	—	(15)	1,904
Trust preferred securities	6,266	—	(2,651)	3,615
State and municipal	45,524	2,510	—	48,034
Small business administration	9,996	160	(5)	10,151
	$127,433	$3,238	$(4,913)	$125,758
Mortgage-Backed Securities
Fannie Mae	$34,619	$819	$—	$35,438
Freddie Mac	7,161	222	—	7,383
Government National Mortgage Assoc.	22,124	893	—	23,017
Collateralized Mortgage Obligations	2,079	19	(89)	2,009
	$65,983	$1,953	$(89)	$67,847
Total available-for-sale	$193,416	$5,191	$(5,002)	$193,605

	December 31, 2011
	Amortized	Gross	Unrecognized	Fair
Held-to-maturity portfolio:	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$13,627	$193	$—	$13,820
State and municipal	8,161	1,102	—	9,263
Small business administration	503	5	—	508
	$22,291	$1,300	$—	$23,591
Mortgage-Backed Securities
Fannie Mae	$14,132	$450	$—	$14,582
Freddie Mac	4,631	112	—	4,743
Government National Mortgage Assoc.	6,145	203	—	6,348
	$24,908	$765	$—	$25,673
Total held-to-maturity	$47,199	$2,065	$—	$49,264

The amortized cost and fair value of the investment securities portfolio at September 30, 2012 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Within one year	$2,509	$2,515	$1,563	$1,578
After one year through five years	23,631	24,272	2,383	2,531
After five years through ten years	38,688	40,329	7,026	7,711
After ten years	68,070	66,319	863	1,001
Total	$132,898	$133,435	$11,835	$12,821

Gains (losses) on securities were as follows for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Proceeds	$9,881	$12,828	$16,794	$40,231
Gross Gains	$299	$258	$456	$640
Gross Losses	$(34)	$(6)	$(34)	$(310)

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
September 30, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$7,802	$(9)	$—	$—	$7,802	$(9)
Corporate	5,607	(97)	10,297	(1,694)	15,904	(1,791)
Trust preferred securities	—	—	1,002	(1,975)	1,002	(1,975)
Small business administration	949	(1)	5	—	954	(1)
Freddie Mac	5,479	(34)	—	—	5,479	(34)
Government National Mortgage Assoc	2,763	(21)	—	—	2,763	(21)
Total securities available-for-sale in an unrealized loss position	$22,600	$(162)	$11,304	$(3,669)	$33,904	$(3,831)

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Agency	$3,981	$(17)	$—	$—	$3,981	$(17)
Corporate	14,644	(587)	6,352	(1,638)	20,996	(2,225)
Agency asset backed securities	1,904	(15)	—	—	1,904	(15)
Trust preferred securities	—	—	3,615	(2,651)	3,615	(2,651)
Small business administration	1,047	(5)	5	—	1,052	(5)
Collateralized mortgage obligations	—	—	724	(89)	724	(89)
Total securities available-for-sale in an unrealized loss position	$21,576	$(624)	$10,696	$(4,378)	$32,272	$(5,002)

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

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

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

As of September 30, 2012, the Company’s security portfolio consisted of 353 securities, 37 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S.  Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At September 30, 2012, of the fifteen U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position in our available-for-sale portfolio, only one was in a continuous unrealized loss position for 12 months or more.  The unrealized losses at September 30, 2012 were primarily attributable to changes in interest rates and illiquidity and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Corporate Debt and Agency Asset Backed Securities

At September 30, 2012, of the fourteen corporate debt securities in an unrealized loss position, ten were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the ten securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.68%.  The unrealized loss was $1,182,000 and $1,190,000 at September 30, 2012 and December 31, 2011, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other nine securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade with variable interest rates that have maturities ranging from 2015 to 2021.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Trust Preferred Securities

The Company currently has $1.0 million invested in six trust preferred securities as of September 30, 2012 whose unrealized losses have been in a continuous loss position exceeding 12 months or more.  The six trust preferred securities all have variable rates of interest.  The $1.0 million of securities are on nonaccrual as of September 30, 2012.  The unrealized losses at September 30, 2012 and December 31, 2011 on the six securities totaled $2.0 million and $2.0 million respectively.  In addition, the Company has $2.8 million invested in three fixed rate trust preferred securities that as of September 30, 2012 are in an unrealized gain position of $259,000 as compared to an unrealized loss of $621,000 as of December 31, 2011.  Prior to September 30, 2012, these trust preferred securities were on nonaccrual status but are now considered accruing securities.  Payments received on these trust preferred securities in 2012 totaling $848,000 have been applied to principal and the Company realized $100,623 of interest income on these securities for the three months and nine months ended September 30, 2012.  The interest income is based on estimated cash flows using assumptions that are considered as part of our OTTI analysis.  All of the trust preferred securities are pooled issuances.

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

The following table provides detailed information related to the trust preferred securities held as of September 30, 2012:

									Expected
							Number of	Actual	Additional	Excess
							Banks and	Deferrals and	Deferrals and	Subordination
							Insurance	Defaults	Defaults	Defaults
				Unrealized			Companies	as % of	as % of	as % of
		Book	Fair	Gain	Realized	Lowest	Currently	Original	Performing	Performing
Description	Class	Value (2)	Value	(Loss)	Loss (2) (3)	Rating (1)	Performing	Collateral	Collateral	Collateral
			(Dollars In thousands)
Preferred Term Ltd.	Mezz	$579	$667	$88	$(337)	C	12	39.00%	19.69%	-21.41%
Preferred Term Ltd.	Mezz	1,177	1,280	103	(683)	C	12	39.00%	19.69%	-21.41%
Preferred Term Ltd.	Mezz	785	853	68	(456)	C	12	39.00%	19.69%	-21.41%
Preferred Term X	B-3	813	468	(345)	(1,163)	C	33	40.50%	25.49%	-46.99%
Preferred Term XV	B-2	634	180	(454)	(366)	C	49	33.80%	15.47%	-39.52%
Preferred Term XV	B-3	641	182	(459)	(359)	C	49	33.80%	15.47%	-39.52%
Preferred Term XXVI	C-1	673	122	(551)	(312)	C	46	29.50%	19.44%	-21.11%
Preferred Term XXVI	D-1	—	—	—	(497)	C	46	29.50%	19.44%	-31.86%
MMCF IX	B-2	216	50	(166)	(710)	D	17	43.60%	20.40%	-60.27%
		$5,518	$3,802	$(1,716)	$(4,883)

(1)  The table represents ratings information as of September 30, 2012.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.

(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.

(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of September 30, 2012.

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

Note C — Investment Securities and Mortgage-Backed Securities (Continued)

Significant inputs at September 30, 2012
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	0% - 100%
Present value discount rates for OTTI	3.25% - 9.91%
Present value discount rates for fair value	15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management establishes various credit criteria, and combinations of credit criteria and issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.  Upon completion of the September 30, 2012 analysis, our model indicated that there was no other-than temporary impairment on these securities for the three month and nine months ended September 30, 2012.  Other than temporary impairment was recorded on these securities for the three months and nine months ended September 2011 of $57,000 and $292,000 respectively.

These eight securities remain classified as available-for-sale at September 30, 2012.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

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

At September 30, 2012, the Bank currently owns three non-agency collateralized mortgage obligations of which none were in an unrealized loss position.  Two of these obligations totaling $1.3 million based on the expected cash flows, delinquencies and credit support the Company had considered impaired.  Both obligations are currently below investment grade.  There was no impairment recorded for the first nine months of 2012.  The total impairment recorded during the three months and nine month ended September 2011 was $15,000 and $66,000 respectively.  The securities remain classified as available-for-sale at September 30, 2012.

The table below presents a roll-forward of the credit losses recognized in earnings for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	(In thousands)
Beginning Balance	$6,107	$5,740
Credit loss for which other-than-temporary impairment was not previously recognized	—	66
Additional credit loss for which other-than-temporary impairment was previously recognized	—	292
Ending Balance	$6,107	$6,098

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

Note D — Loans Receivable

The components of loans receivable at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential mortgages	$97,721	$88,534
Home equity loans	47,492	44,980
Consumer loans	31,014	34,341
Commercial real estate	81,005	82,269
Commercial loans	44,038	37,695
	301,270	287,819
Deferred fees	887	997
Allowance for loan losses	(2,640)	(2,900)
Net loans	$299,517	$285,916

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

Note D — Loans Receivable (Continued)

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

Note D — Loans Receivable (Continued)

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

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$718	$679	$316	$282	$511	$2,506
Charge-offs	(35)	—	(13)	—	(8)	(56)
Recoveries	—	—	9	—	1	10
Provision for loan losses	30	155	(62)	8	49	180
Ending balance	$713	$834	$250	$290	$553	$2,640

For the Nine Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	(35)	(654)	(91)	—	(8)	(788)
Recoveries	1	1	43	1	2	48
Provision for loan losses	212	177	(28)	24	95	480
Ending balance	$713	$834	$250	$290	$553	$2,640

For the Three Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$658	$1,327	$356	$265	$464	$3,070
Charge-offs	(23)	—	(77)	—	(6)	(106)
Recoveries	28	1	57	1	—	87
Provision for loan losses	5	33	8	(15)	19	50
Ending balance	$668	$1,361	$344	$251	$477	$3,101

For the Nine Months Ended	Commercial	Commercial	Consumer	Home	Residential
September 30, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,668	$576	$337	$264	$431	$4,276
Charge-offs	(2,061)	(80)	(165)	(4)	(6)	(2,316)
Recoveries	33	3	102	3	—	141
Provision for loan losses	28	862	70	(12)	52	1,000
Ending balance	$668	$1,361	$344	$251	$477	$3,101

Note D — Loans Receivable (Continued)

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Commercial	Commercial	Consumer	Home	Residential
September 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$66	$15	$—	$—	$—	$81
Collectively evaluated for impairment	647	819	250	290	553	2,559
Total	$713	$834	$250	$290	$553	$2,640

	Commercial	Commercial	Consumer	Home	Residential
September 30, 2012	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Loans:
Individually evaluated for impairment	$494	$116	$—	$—	$—	$610
Collectively evaluated for impairment	43,544	80,889	31,014	47,492	97,721	300,660
Total	$44,038	$81,005	$31,014	$47,492	$97,721	$301,270

	Commercial	Commercial	Consumer	Home	Residential
December 31, 2011	Loans	Real Estate	Loans	Equity	Mortgages	Total
	(In thousands)
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$661	$—	$—	$—	$661
Collectively evaluated for impairment	535	649	326	265	464	2,239
Total	$535	$1,310	$326	$265	$464	$2,900
Loans:
Individually evaluated for impairment	$—	$836	$—	$—	$—	$836
Collectively evaluated for impairment	37,695	81,433	34,341	44,980	88,534	286,983
Total	$37,695	$82,269	$34,341	$44,980	$88,534	$287,819

The following table presents information related to loans individually evaluated for impairment by segment of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(In thousands)
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial loans	—	—	—	—	—	—
With an allowance recorded:
Commercial real estate	116	116	15	836	836	661
Commercial loans	494	494	66	—	—	—
Total	$610	$610	$81	$836	$836	$661

Note D — Loans Receivable (Continued)

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(In thousands)
With no related allowance recorded:
Commercial real estate	$28	$—	$76	$—
Commercial loans	—	—	—	—
With an allowance recorded
Commercial real estate	118	1,151	577	1,304
Commercial loans	498	223	504	1,373
Total	$644	$1,374	$1,157	$2,677

The impaired commercial real estate loans, both with and without an allowance represents two commercial real estate loans.  The average recorded investment of impaired commercial loans for the three and nine months ended September 2012 represents six commercial loans that were considered impaired during the quarter ended September 30, 2012. One of the commercial real estate loans was a relationship with multiple properties.  The loans were charged off in June 2012 except for $100,000 which was paid by a related party in July 2012.  Three of the commercial loans were considered troubled debt restructurings and totaled $263,000 as of September 30, 2012,The remaining commercial real estate loan and three commercial loans totaling $347,000 represented one relationship that was considered impaired.  The average recorded investment of impaired commercial loans for the three and nine months ended September 30, 2011 represented a commercial loan that was fully charged off in April 2011.  Cash basis interest income was recognized for the three months and nine months ended September 30, 2012 of $10,000 and $30,000 respectively.  Cash basis interest income was not recognized for the three months and nine months ended September 30, 2011.

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$—	—
Commercial loans	61	—
Consumer loans	—	—
Home equity	180	—
Residential mortgages	506	—
Total	$747	$—

	December 31, 2011
		Loans Past Due
		Over 90 days still
	Nonaccrual	Accruing
	(In thousands)
Commercial real estate	$836	$—
Commercial loans	69	—
Consumer loans	—	—
Home equity	150	—
Residential mortgages	382	—
Total	$1,437	$—

Note D — Loans Receivable (Continued)

The following represents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans.

	September 30, 2012
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$81,005	$287	$—	$—	$287	$80,718
Commercial loans	44,038	—	—	—	—	44,038
Consumer loans	31,014	160	17	—	177	30,837
Home equity	47,492	29	—	180	209	47,283
Residential mortgages	97,721	35	—	506	541	97,180
Total	$301,270	$511	$17	$686	$1,214	$300,056

	December 31, 2011
		30-59	60-89	Greater than
		Days	Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial real estate	$82,269	$—	$—	$836	$836	$81,433
Commercial loans	37,695	36	—	—	36	37,659
Consumer loans	34,341	109	—	—	109	34,232
Home equity	44,980	—	—	150	150	44,830
Residential mortgages	88,534	5	332	196	533	88,001
Total	$287,819	$150	$332	$1,182	$1,664	$286,155

Troubled Debt Restructurings

The Company has allocated $36,000 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011 respectively.  The Company has not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings.  The modification of terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Three commercial loans were considered to be troubled debt restructurings as of September 30, 2012.  Each loan was a commercial line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates.  One of the commercial loans had a principal balance as of September 30, 2012 of $202,000 which was considered impaired and had a specific allowance of $22,000 based on the present value of estimated future cash flows.  This loan is currently performing in accordance with the modified terms of the loan.  The two remaining commercial loans which represent one commercial relationship, had a principal balance of $61,225 as of September 30, 2012 which was considered impaired and had a specific allowance of $14,000 based on the present value of estimated future cash flows. These two loans are considered nonaccrual. These loans are currently paying in accordance with the modified terms.

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

Note D — Loans Receivable (Continued)

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	September 30, 2012
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$14,911	$65,565	$—	$500	$29
Commercial loans	15,284	27,875	—	791	88
Total	$30,195	$93,440	$—	$1,291	$117

	December 31, 2011
	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
	(In thousands)
Commercial real estate	$13,520	$66,173	$1,038	$671	$867
Commercial loans	15,320	22,089	131	58	97
Total	$28,840	$88,262	$1,169	$729	$964

Note E — Segment Information

The Bank has determined that it has four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and nine months ended September 30, 2012 and 2011, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.  Information about the Bank’s segments is presented in the following table for the periods indicated:

Note E — Segment Information (Continued)

	Three Months Ended September 30, 2012
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$4,889	$—	—	—	4,889
Provision for loan losses	180	—	—	—	180

Net interest income after provision for loan losses	4,709	—	—	—	4,709

Investment gains, net	118	—	—	—	118
Impairment of other asset	(1,886)	—	—	—	(1,886)
Non-interest income	1,369	2,539	1,798	428	6,134
Non-interest expenses	4,260	2,416	1,449	422	8,547
Depreciation and amortization	382	41	22	1	446

(Loss) income before income taxes	(332)	82	327	5	82
Income tax (benefit) expense	(158)	37	134	1	14

Net (loss) income	(174)	45	193	4	68
Less: net income attributable to noncontrolling interest	3	—	—	—	3

Net (loss) income attributable to Oneida Financial Corp.	$(177)	$45	$193	$4	$65

Total Assets	$656,682	$20,748	$7,398	$446	$685,274

	Three Months Ended September 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$5,039	$—	$—	$—	$5,039
Provision for loan losses	50	—	—	—	50

Net interest income after provision for loan losses	4,989	—	—	—	4,989

Investment losses, net	(485)	—	—	—	(485)
Non-interest income	1,406	2,363	1,566	330	5,665
Non-interest expenses	4,329	2,403	1,248	347	8,327
Depreciation and amortization	393	16	24	—	433

Income (loss) before income taxes	1,188	(56)	294	(17)	1,409
Income tax expense (benefit)	348	(52)	98	(5)	389

Net income (loss)	840	(4)	196	(12)	1,020
Less: net income attributable to noncontrolling interest	64	—	—	—	64

Net income (loss) attributable to Oneida Financial Corp.	$776	$(4)	$196	$(12)	$956

Total Assets	$659,286	$19,441	$5,997	$191	$684,915

Note E — Segment Information (Continued)

	Nine Months Ended September 30, 2012
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$14,674	$—	$—	$—	$14,674
Provision for loan losses	480	—	—	—	480

Net interest income after provision for loan losses	14,194	—	—	—	14,194

Investment gains, net	953	—	—	—	953
Impairment of other asset	(1,886)	—	—	—	(1,886)
Non-interest income	3,808	8,770	5,527	1,391	19,496
Non-interest expenses	13,068	7,394	4,270	1,316	26,048
Depreciation and amortization	1,168	123	63	2	1,356

Income before income taxes	2,833	1,253	1,194	73	5,353
Income tax expense	327	541	491	23	1,382

Net income	2,506	712	703	50	3,971
Less: net income attributable to noncontrolling interest	6	—	—	—	6

Net income attributable to Oneida Financial Corp.	$2,500	$712	$703	$50	$3,965

Total Assets	$656,682	$20,748	$7,398	$446	$685,274

	Nine Months Ended September 30, 2011
	Banking	Insurance	Benefit Consulting	Risk Management
	Activities	Activities	Activities	Activities	Total
	(In thousands)
Net interest income	$14,891	$—	$—	$	$14,891
Provision for loan losses	1,000	—	—	—	1,000

Net interest income after provision for loan losses	13,891	—	—	—	13,891

Investment gains, net	130	—	—	—	130
Non-interest income	3,720	8,589	4,746	953	18,008
Non-interest expenses	12,670	7,565	3,810	974	25,019
Depreciation and amortization	1,149	103	74	1	1,327

Income (loss) before income taxes	3,922	921	862	(22)	5,683
Income tax expense (benefit)	728	371	333	(6)	1,426

Net income (loss)	3,194	550	529	(16)	3,237
Less: net income attributable to noncontrolling interest	192	—	—	—	192

Net income (loss) attributable to Oneida Financial Corp.	$3,002	$550	$529	$(16)	$4,065

Total Assets	$659,286	$19,441	$5,997	$191	$684,915

Note E — Segment Information (Continued)

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

	2012	2011
	(In thousands)
Total assets for reportable segments	$685,274	$684,915
Elimination of intercompany cash balances	(8,700)	(6,589)
Consolidated Total	$676,574	$678,326

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

Note F — Fair Value (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Trading securities
Common and preferred equities	$7,541	$3,368	$2,173	$2,000
Available-for-sale securities
U.S. Agency	29,406	—	29,406	—
Corporate	35,263	—	35,263	—
Agency asset backed securities	5,895	—	5,895	—
Trust preferred securities	3,802	—	—	3,802
State and municipal	45,283	—	40,691	4,592
Small Business Administration	13,786	—	13,786	—
Residential mortgage-backed securities	85,854	—	85,854	—
Collateralized mortgage obligations	1,807	—	1,807	—
Total	$228,637	$3,368	$214,875	$10,394

	Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Trading securities
Common and preferred equities	$7,010	$3,004	$2,087	$1,919
Available-for-sale securities
U.S. Agency	30,578	—	30,578	—
Corporate	31,476	—	31,476	—
Agency asset backed securities	1,904	—	1,904	—
Trust preferred securities	3,615	—	—	3,615
State and municipal	48,034	—	40,539	7,495
Small Business Administration	10,151	—	10,151	—
Residential mortgage-backed securities	65,838	—	65,838	—
Collateralized mortgage obligations	2,009	—	2,009	—
Total	$200,615	$3,004	$184,582	$13,029

There were no transfers between Level 1 and Level 2 during 2012.  The Bank transferred $3,004,597 in common and preferred equity securities from Level 2 to Level 1 during 2011.  The securities represented an investment in a mutual fund which has daily market values and is actively traded and therefore is more represented by Level 1 pricing.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30:

Note F — Fair Value (Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Trading	Trust	Municipal
	Securities	Preferreds	Securities	Total
	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Paydowns and maturities	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744
Total gains or losses (realized/unrealized)
Included in earnings
Other changes in fair value	89	—	—	89
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	—	—	—
Paydowns and maturities	—	—	(1,543)	(1,543)
Included in other comprehensive income	—	191	50	241
Ending balance June 30, 2012	$1,996	$3,648	$4,887	$10,531
Total gains or losses (realized/unrealized)
Included in earnings
Accretion of principal	—	100	—	100
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(498)	—	(498)
Paydowns and maturities	—	—	(255)	(255)
Included in other comprehensive income	4	552	(40)	516
Ending balance September 30, 2012	$2,000	$3,802	$4,592	$10,394

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Trading	Trust
	Securities	Preferreds	Total
	(In thousands)
Beginning balance January 1, 2011	$1,901	$3,404	$5,305
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(10)
Other changes in fair value	(5)	—	(5)
Net impairment losses recognized in earnings	—	(205)	(205)
Interest payments applied to principal	—	(6)	(6)
Included in other comprehensive income	—	376	376
Ending balance March 31, 2011	$1,886	$3,569	$5,455
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	(10)	—	(10)
Other changes in fair value	23	—	23
Net impairment losses recognized in earnings	—	(30)	(30)
Interest payments applied to principal	—	(5)	(5)
Included in other comprehensive income	—	73	73
Ending balance June 30, 2011	$1,899	$3,607	$5,506
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—
Other changes in fair value	(40)	—	(40)
Net impairment losses recognized in earnings	—	(58)	(58)
Interest payments applied to principal	—	(289)	(289)
Included in other comprehensive income	—	94	94
Ending balance September 30, 2011	$1,859	$3,354	$5,213

Note F — Fair Value (Continued)

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

The Company’s Level 3 common and preferred equity security valuation was supported by analysis prepared by an independent third party.  The third party’s approach to determining fair value is based on the security characteristics including benchmark yields, reported trades, rating data and industry research reports.  Due to the limited trading activity of this individual security in the market, it was determined that this was valued using Level 3 inputs.  In addition, the Company reviews past history of the contractual payments and financial condition of the equity security in determining an appropriate market value for this type of security

There were no impaired loans or other real estate owned, net that were measured at fair value as of September 30, 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans:
Commercial real estate	$175	$—	$—	$175
Other real estate owned, net
Commercial real estate	$122	$—	$—	$122

Impaired commercial real estate loans that are measured for impairment using the fair value of collateral for collateral dependent loans had a principal balance of $836,000, with a valuation allowance of $661,000 at December 31, 2011 which resulted in an additional provision for loan losses of $581,000 for the nine months ended September 30, 2011.

At December 31, 2011, other real estate owned had a net carrying amount of $122,000, made up of the outstanding balance of $142,000, net of a valuation allowance of $20,000.  The fair value of the properties is based on the sales comparison approach which has been discounted due to costs to sell and time the property has been on the market.

Note F — Fair Value (Continued)

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

The total amount of gains and losses from changes in fair value included in earnings for financial assets and liabilities carried at fair value for the three months and nine months ended September 30 were:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(In thousands)
Interest income	$—	$—	$—	$20
Interest expense	—	—	—	—
Change in fair value	(147)	(665)	531	138
Total change in fair value	$(147)	$(665)	$531	$158

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	Carrying	Fair Value Measurements Using
September 30, 2012	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,689	$31,689	$—	$—	$31,689
Trading securities	7,541	3,368	2,173	2,000	7,541
Investment securities, available-for-sale	221,096	—	212,702	8,394	221,096
Investment securities, held-to-maturity	31,700	—	31,318	2,217	33,535
Loans held for sale	1,558	—	1,615	—	1,615
Loans receivable, net	299,517	—	—	308,405	308,405
Federal Home Loan Bank stock	2,012	N/A	N/A	N/A	N/A
Accrued interest receivable	2,287	—	1,179	1,108	2,287

Financial liabilities:
Deposits	569,998	432,393	140,293	—	572,686
Federal Home Loan Bank advances	6,000	—	6,102	—	6,102
Accrued interest payable	31	3	28	—	31

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,572	$40,572
Trading securities	7,010	7,010
Investment securities, available-for-sale	193,605	193,605
Investment securities, held-to-maturity	47,199	49,264
Loans held for sale	688	710
Loans receivable, net	285,916	297,488
Federal Home Loan Bank stock	2,102	N/A
Accrued interest receivable	2,226	2,226

Note F — Fair Value (Continued)

	Carrying	Estimated
	Amount	Fair Value
	(In thousands)
Financial liabilities:
Deposits	$550,624	$553,670
Federal Home Loan Bank advances	11,000	11,260
Accrued interest payable	35	35

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

Note G — Stock-Based Compensation

The Company has three share based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $124,992 for the three and nine months ended September 30, 2012.  There was no compensation cost related to these plans for 2011 as the plans were started in July 2012.  The total income tax benefit was $48,121 for the three and nine months ended September 30, 2012.

Note G — Stock-Based Compensation (Continued)

Stock Option Plan

The Company’s 2012 Stock Option Plan, which is shareholder approved, permits the grant of share options to its Company’s directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options have vesting periods of five years and have ten year contractual terms.  There were 19,250 shares available for future grants under the plan described above as of September 30, 2012.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

2012
Risk-free interest rate	0.60%
Expected term	5.00 years
Expected stock price volatility	21.98%
Dividend yield	4.66%

A summary of activity in the stock option plan for 2012 was as follows:

Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	—	$—	—	—
Granted	197,500	$10.30	9.8207	$104,675
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding at September 30, 2012	197,500	$10.30	9.8207	$104,675

Fully Vested and expected to vest	197,500			$104,675
Exercisable at end of year	—	$—	—	—

Information related to the stock option plan was as follows:

2012
Intrinsic value of options exercised	—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	$0.9885

As of September 30, 2012, there was $187,861 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 4.8 years.

Share Award Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares of restricted stock to directors, officers and key employees.  Compensation expense is recognized over the five year vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30.  RRP shares vest ratably over the five year vesting period.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at September 30, 2012 and 130,000 shares were issued in July 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Note G — Stock-Based Compensation (Continued)

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	—	—
Granted	130,000	$10.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2012	130,000	$10.30

As of September 30, 2012, there was $1.3 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 4.8 years.

Performance Award Plan

A Performance award plan provides for the issuance of shares of restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. The performance criteria is based on a three year cumulative earnings per share, return on average assets and return on average tangible equity metrics weighted at 33% each.  Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of September 30, 2012, the compensation cost is estimated at 100% payout under the terms of the plan.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 85,000 at September 30, 2012 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	—	—
Granted	85,000	$10.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2012	85,000	$10.30

As of September 30, 2012, there was $807,716 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.25 years.

Note H — Accounting Pronouncements

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

Note H — Accounting Pronouncements (Continued)

In September 2012, the FASB amended existing guidance related to impairment testing on indefinite-lived intangible assets.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying value.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance is not expected to have a material effect on the Company’s operating results or financial condition.

Note I — Impairment of Other Asset

During the three months ended September 30, 2012, the Company recorded an impairment charge of $1.9 million related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The Company contributed surplus notes to an insurance company specializing in professional liability for long-term care facilities.  The financing provided by the surplus notes enabled the insurance company to develop a specialty insurance sales line for our Company that has generated $3.9 million in commission revenue from 2004 to September 30, 2012.  Due to recent underwriting losses of this insurance company the value of the surplus notes contributed to this venture is deemed fully impaired.  The Company’s insurance agency subsidiary represents numerous insurance outlets and the Company expects to maintain the commission revenue it has developed in this specialty insurance sales line.

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

RECENT DEVELOPMENTS

The Company announced a quarterly cash dividend of $0.12 per share, which was paid on October 23, 2012 to its shareholders of record on October 9, 2012.

FINANCIAL CONDITION

ASSETS.  Total assets at September 30, 2012 were $676.6 million, an increase of $12.9 million, or 1.9%, from $663.7 million at December 31, 2011. The increase in total assets was primarily attributable to an increase in securities available for sale and loans receivable offset by a decrease in cash and cash equivalents.

Mortgage-backed securities increased $14.7 million, or 15.8%, to $107.5 million at September 30, 2012 as compared with $92.8 million at December 31, 2011.  Investment securities decreased $2.7 million, or 1.8%, to $145.3 million at September 30, 2012 as compared to $148.0 million at December 31, 2011. The increase in mortgage-backed was due to the investment of excess cash on hand during the quarter in order to obtain a higher return than is obtainable from cash and cash equivalents and in the absence of acceptable risk/return from loan originations. The decrease in investment securities was due to calls that had taken place during the nine months ended September 30, 2012.

Cash and cash equivalents decreased $8.9 million, or 21.9%, to $31.7 million at September 30, 2012 from $40.6 million at December 31, 2011.  The decrease in cash and cash equivalents reflect the investing of excess cash on hand in higher yielding securities and loans offset by the increase in retail and municipal deposits.

Trading securities increased $531,000, or 7.6%, to $7.5 million at September 30, 2012 as compared with $7.0 million at December 31, 2011 and represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities represents the increase in fair value during 2012 that was reflected through the income statement.

Loans receivable, including loans held for sale, increased $14.5 million, or 5.1%, to $301.1 million at September 30, 2012 as compared with $286.6 million at December 31, 2011.  We continue to maintain a diversified loan portfolio. We sold $17.5 million in fixed rate residential loans during the nine months ended September 30, 2012. Overall loan demand is higher than a year ago with loan originations during the first nine months of 2012 totaling $93.0 million as compared to total loan originations during the nine months ended September 30, 2011 of $72.7 million.

LIABILITIES.  Total liabilities increased by $10.3 million, or 1.8%, to $586.1 million at September 30, 2012 from $575.8 million at December 31, 2011.  The increase was primarily the result of an increase in deposits of $19.4 million offset partially by decreases in borrowings of $5.0 million and other liabilities of $4.0 million.

Deposit accounts increased $19.4 million, or 3.5%, to $570.0 million at September 30, 2012 from $550.6 million at December 31, 2011.  Interest-bearing deposit accounts increased by $9.8 million, or 2.0%, to $491.3 million at September 30, 2012 from $481.5 million at December 31, 2011.  Non-interest bearing deposit accounts increased $9.6 million, or 13.9%, to $78.7 million at September 30, 2012 from $69.1 million at December 31, 2011.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $12.9 million or 3.0% to September 30, 2012 from December 31, 2011.  Municipal deposits increased $6.5 million to $125.4 million at September 30, 2012 from $118.9 million at December 31, 2011.  This increase was concurrent with local tax collections by various municipalities.

Borrowings decreased $5.0 million, or 45.5%, to $6.0 million at September 30, 2012 from $11.0 million at December 31, 2011. The decrease in borrowings was due to our decision not to renew the Federal Home Loan Bank (“FHLB”) advances that matured during the first nine months of 2012.  At September 30, 2012 our overnight line of credit was not in use.  Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $4.0 million, or 28.4%, to $10.1 million at September 30, 2012 from $14.1 million at December 31, 2011. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at September 30, 2012 from December 31, 2011.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at September 30, 2012 was $90.5 million, an increase of $2.5 million, or 2.8%, from $88.0 million at December 31, 2011.  The increase in stockholders’ equity was a result of net income of $4.0 million for the nine months ended September 30, 2012. In addition, there was a decrease in the accumulated other comprehensive loss of $1.8 million at September 30, 2012 resulting from an increase in the market value of mortgage-backed and investment securities.

Partially offsetting the increases in stockholders’ equity was the payment of cash dividends to stockholders.  Stockholders were paid quarterly dividends during the first nine months of 2012 totaling $0.36 per share resulting in a reduction in stockholders’ equity of $2.5 million.  Also offsetting the increases in stockholders’ equity was the repurchase of 105,974 shares of common stock of the Company.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
	2012			2011			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans Receivable	$299,903	3,769	5.03%	$286,890	$3,939	5.49%	$287,098	$15,588	5.43%
Investment and Mortgage-Backed Securities	259,924	1,834	2.82%	258,533	1,974	3.05%	260,077	7,848	3.02%
Federal Funds	6,119	2	0.13%	15,731	3	0.08%	24,561	21	0.09%
Equity Securities	7,682	69	3.59%	7,627	69	3.62%	7,321	326	4.45%
Total Interest-earning Assets	573,628	5,674	3.96%	568,781	5,985	4.21%	579,057	23,783	4.11%
Non interest-earning Assets:
Cash and due from banks	10,647			10,747			10,969
Other assets	85,585			76,663			75,597
Total assets	$669,860			$656,191			$665,623
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$159,483	$167	0.42%	$169,518	$214	0.50%	$178,414	$1,014	0.57%
Savings Accounts	116,357	82	0.28%	102,539	92	0.36%	99,127	358	0.36%
Interest-bearing Checking	68,786	14	0.08%	61,941	13	0.08%	65,321	63	0.10%
Time Deposits	136,838	403	1.17%	144,791	504	1.38%	146,843	2,077	1.41%
Borrowings	13,465	118	3.49%	11,118	121	4.32%	11,552	503	4.35%
Notes Payable	76	1	5,23%	272	2	2.92%	205	8	3.90%
Total Interest-bearing Liabilities	495,005	785	0.63%	490,179	946	0.77%	501,462	4,023	0.80%
Non-interest-bearing Liabilities:
Demand deposits	73,780			69,318			67,436
Other liabilities	10,270			5,689			8,029
Total liabilities	$579,055			$565,186			$576,927
Stockholders’ equity	90,805			91,005			88,696
Total liabilities and stockholders’ equity	$669,860			$656,191			$665,623

Net Interest Income		4,889			$5,039			$19,760

Net Interest Spread			3.33%			3.44%			3.30%
Net Earning Assets	$78,623			$78,602			$77,595
Net yield on average Interest-earning assets		3.41%			3.54%			3.41%
Average interest-earning assets to average Interest-bearing liabilities		115.88%			116.04%			115.47%

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
	2012			2011			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars inThousands)
Assets
Interest-earning Assets:
Loans Receivable	$293,071	$11,337	5.16%	$286,059	$11,722	5.46%	$287,098	$15,588	5.43%
Investment and Mortgage-Backed Securities	258,435	5,544	2.86%	263,325	6,088	3.08%	260,077	7,848	3.02%
Federal Funds	22,118	15	0.09%	24,515	17	0.09%	24,561	21	0.09%
Equity Securities	7,384	209	3.77%	7,438	191	3.42%	7,321	326	4.45%
Total Interest-earning Assets	581,008	17,105	3.93%	581,337	18,018	4.13%	579,057	23,783	4.11%
Non interest-earning Assets:
Cash and due from banks	11,352			10,981			10,969
Other assets	82,833			75,077			75,597
Total assets	$675,193			$667,395			$665,623
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money Market Deposits	$176,181	$569	0.43%	$178,294	$786	0.59%	$178,414	$1,014	0.57%
Savings Accounts	110,526	227	0.27%	97,852	289	0.39%	99,127	358	0.36%
Interest-bearing Checking	67,620	41	0.08%	66,648	50	0.10%	65,321	63	0.10%
Time Deposits	137,146	1,237	1.20%	148,855	1,612	1.45%	146,843	2,077	1.41%
Borrowings	11,898	354	3.97%	11,735	384	4.38%	11,552	503	4.35%
Notes Payable	132	3	3.04%	198	6	4.05%	205	8	3.90%
Total Interest-bearing Liabilities	503,503	2,431	0.64%	503,582	3,127	0.83%	501,462	4,023	0.80%
Non-interest-bearing Liabilities:
Demand deposits	70,981			66,820			67,436
Other liabilities	11,104			8,583			8,029
Total liabilities	$585,588			$578,985			$576,927
Stockholders’ equity	89,605			88,410			88,696
Total liabilities and stockholders’ equity	$675,193			$667,395			$665,623

Net Interest Income		$14,674			$14,891			$19,760

Net Interest Spread			3.29%			3.30%			3.30%
Net Interest Earning Assets	$77,505			$77,755			$77,595
Net yield on average Interest-earning assets		3.37%			3.42%			3.41%
Average interest-earning assets to average Interest-bearing liabilities		115.39%			115.44%			115.47%

RESULTS OF OPERATIONS

General.  Net income for the three months ended September 30, 2012 was $65,000 compared to $956,000 for the three months ended September 30, 2011.  For the three months ended September 30, 2012, basic and diluted net income per share was $0.01 as compared with basic and diluted net income per share of $0.14 for the three months ended September 30, 2011.  The decrease in net income is primarily the result of a decrease in net interest income and provision for income taxes, an increase in the noncash impairment loss on an other asset, an increase in non-interest expenses and an increase in the provision for loan loss reserves.  These decreases in income were partially offset by an increase in net investment gains and an increase in non-interest income during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.

Net income for the nine months ended September 30, 2012 was $4.0 million compared to $4.1 million for the nine months ended September 30, 2011.  Net income from operations, excluding the noncash decrease to earnings of $1.9 million recognized in connection with the impairment of an other asset partially offset by the noncash increase in the market value of our trading securities of $531,000, net of $350,000 of income taxes, was $5.0 million.  This compares to net income from operations for the same period in 2011 of $4.2 million.  Net income excluding the non-cash charges and benefits to earnings increased primarily due to an increase in non-interest income, an increase in investment gains and a decrease in the provision for loan loss reserves partially offset by a decrease in net interest income, an increase in non-interest expense and an increase in the provision for income taxes.  The table below summarizes the Company’s operating results excluding these cumulative non-cash benefits related to the change in fair value of trading securities and the non-cash impairment charges recorded as investment losses in each period.

Reported Results and Operating Results/Non-Gaap

(excluding non-cash gains and losses recognized under the fair value option)

(All amounts in thousands except net income per diluted share)

	Three Months Ending	Three Months Ending
	September 30,	September 30,
	2012	2011
Net income attributable to Oneida Financial Corp.	$65	$956
Less:
Change in fair value of investments	147	665
Impairment of other asset	1,886	—
Net impairment losses	—	72

Income tax effect	(360)	(213)

Operating results attributable to Oneida Financial Corp.	$1,748	$1,480

Reported net income per diluted share	$0.01	$0.14
Operating net income per diluted share	$0.26	$0.21

	Nine Months Ending	Nine Months Ending
	September 30,	September 30,
	2012	2011
Net income attributable to Oneida Financial Corp.	$3,965	$4,065
Less:
Change in fair value of investments	(531)	(158)
Impairment of other asset	1,886	—
Net impairment losses	—	358
Income tax effect	(350)	(52)

Operating results attributable to Oneida Financial Corp.	$4,970	$4,213

Reported net income per diluted share	$0.58	$0.58
Operating net income per diluted share	$0.73	$0.60

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

Interest and Dividend Income.  Interest and dividend income decreased by $311,000, or 5.2%, to $5.7 million for the three months ended September 30, 2012 from $6.0 million for the three months ended September 30, 2011.  Interest and fees on loans decreased by $170,000 for the three months ended September 30, 2012 as compared with the same period in 2011.  Interest and dividend income on mortgage-backed and other investment securities decreased $140,000 to $1.9 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011.  Interest income earned on federal funds sold decreased $1,000 during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.

For the nine months ended September 30, 2012, interest and dividend income decreased by $913,000, or 5.1%, to $17.1 million from $18.0 million for the nine months ended September 30, 2011.  Interest and fees on loans decreased by $385,000 for the nine months ended September 30, 2012 as compared with the same period in 2011.  Interest and dividend income on mortgage-backed and other investment securities decreased $526,000 for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

For the three months ended September 30, 2012 the decrease in income on loans resulted from a decrease of 46 basis points in the average yield on loans to 5.03% from 5.49% offset by an increase of $13.0 million in the average balance of loans to $299.9 million in the third quarter of 2012 from $286.9 million in the third quarter of 2011.  At September 30, 2012, net loans receivable were $301.1 million as compared with $288.9 million at September 30, 2011, an increase of 4.2%.  The decrease in the average yield on loans is a result of the continued low market interest rates resulting in lower yields earned on new loans and variable rate loans.  For the nine months ended September 30, 2012, the decrease in income on loans resulted from a decrease of 30 basis points in the average yield on loans to 5.16% from 5.46% partially offset by an increase of $7.0 million in the average balance of loans to $293.1 million from $286.1 million for the nine months ended September 30, 2011.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 23 basis points in the average yield earned to 2.82% from 3.05% offset by an increase of $1.4 million in average balance of investment and mortgage-backed securities to $259.9 million in the third quarter of 2012 from $258.5 million in the third quarter of 2011.  For the nine months ended September 30, 2012, interest on investment and mortgage-backed securities decreased $544,000 as compared with the same period in 2011 due to a decrease in the average balance of $4.9 million and a decrease in the average yield of 22 basis points.  The decrease in average yield is the result of lower market interest rates.  The decrease in the average balance of investment and mortgage-backed securities is the result of the timing of investing cash on hand during the first three quarters of 2012.

Interest income on federal funds sold decreased as a result of a decrease in the average balance of federal funds sold to $6.1 million during the third quarter of 2012 as compared with $15.7 million during the third quarter of 2011 partially offset by an increase in average yield of 5 basis points.   For the nine months ended September 30, 2012, interest income on federal funds sold decreased to $15,000 as compared to $17,000 for the same period in 2011.

Income from equity securities remained stable at $69,000 due to an increase in the average balance to $7.7 million for the three months ended September 30, 2012 from $7.6 million for the three months ended September 30, 2011 offset by a decrease in the average yield of 3 basis points.   For the nine months ended September 30, 2012, interest income on equity securities increased $18,000 as a result of an increase in the average yield of 35 basis points partially offset by a decrease in the average balance of $54,000 as compared with the same period in 2011.   The decrease in the average balance was the result of sales of certain preferred equity securities during the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased $161,000, or 17.0%, to $785,000 for the three months ended September 30, 2012 from $946,000 for the three months ended September 30, 2011.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the third quarter of 2012 of $157,000, decreasing to $666,000 from $823,000 during the third quarter of 2011.  In addition, borrowing expense decreased to $118,000 for the three months ended September 30, 2012 compared with $121,000 for the three months ended September 30, 2011.  Interest expense decreased $696,000, or 22.3% to $2.4 million for the nine months ended September 30, 2012 from $3.1 million for the nine months ended September 30, 2011.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $10.6 million, or 3.2%, to $344.6 million at an average cost of 0.30% during the third quarter of 2012 from $334.0 million at an average cost of 0.38% during the third quarter of 2011.  During the same period the average balance of time deposits decreased $8.0 million, or 5.5%, to $136.8 million in the third quarter of 2012 from $144.8 million during the third quarter of 2011 and the average rate paid on time deposits decreased 21 basis points.  For the nine months ended September 30, 2012, the average cost of deposits was 0.56% as compared with 0.74% for the nine month period in 2011.  In addition, the average balance of deposits decreased $176,000 for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

The decrease in borrowing expense for the third quarter 2012 as compared to the third quarter 2011 was due to an 83 basis point decrease in the average rate paid on borrowed funds to 3.49% for the 2012 period partially offset by an increase in the average balance of borrowings outstanding in the September 30, 2012 period to $13.5 million as compared with $11.1 million during the September 30, 2011 period.  For the nine months ended September 30, 2012, interest expense on borrowings decreased $30,000 due to a decrease in the average yield on borrowed funds to 3.97% as compared to 4.38% for the nine month period 2011 partially offset by an increase in the average balance.  The increase in borrowings was due to our usage of our overnight line of credit for liquidity purposes partially offset by our decision not to renew the FHLB advances that matured during 2011

Provision for Loan Losses.  The total provision for loan losses for the three and nine months ended September 30, 2012 was $180,000 and $480,000, respectively.  The total provision for loan losses for the three and nine months ended September 30, 2011 was $50,000 and $1.0 million, respectively.  Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the third quarter 2012 reflects changes in the composition of the portfolio and an increase in the average balance of loans.  Loans individually evaluated for impairment totaled $610,000 at September 30, 2012 and had an allocated allowance for loan loss reserve of $81,000.  Loans individually evaluated for impairment totaled $836,000 and had an allocated allowance for loan loss reserve of $661,000 at December 31, 2011. The decrease in loans individually evaluated for impairment is due to the charge-off of a specifically reserved impaired commercial real estate loan during the second quarter 2012.

Nonperforming loans totaled $747,000 or 0.25% of total loans at September 30, 2012 compared with $1.7 million or 0.59% of total loans at September 30, 2011.  Net charge-off activity for the nine months ended September 30, 2012 was $740,000 as compared with $2.2 million in net charge-offs during the nine months ended September 30, 2011.  The balance of the allowance for loan losses was $2.6 million or 0.88% of loans receivable at September 30, 2012 compared with $3.1 million or 1.08% of loans receivable at September 30, 2011. The decrease in nonperforming loans and the balance of the allowance for loan losses from September 30, 2011 to September 30, 2012 is primarily attributable to the charge-off of a specifically reserved, impaired commercial real estate loan with a principal balance of $836,000 in June 2012.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended September 30, 2012 the market value of our trading securities decreased $147,000 as compared with a decrease of $665,000 in the 2011 period.    For the nine months ended September 30, 2012, the market value of our trading securities increased $531,000 as compared with an increase of $158,000 in the 2011 period.

During the third quarter of 2012 the Company realized $265,000 of investment gains. This compares with realized gains of $252,000 during the three months ended September 30, 2011.  For the nine months ended September 30, 2012, realized investment gains totaled $422,000 as compared with $330,000 for the same period in 2011.

There was no impairment losses for the three months and nine months ended September 30, 2012.  Net impairment losses for the three months and nine months ended September 30, 2011 were $72,000 and $358,000 respectively.  The net impairment losses were the result of non-cash impairment charges recorded for eight trust preferred securities and two privately-issued collateralized mortgage obligations which were determined to be other-than-temporarily impaired.  The trust preferred securities are diversified pools of collateralized debt obligations primarily issued by domestic financial institutions and their holding companies.  See Footnote C Investment Securities in the consolidated financial statements for more detailed information on other-than-temporary impairment review.

Impairment of Other Asset.  During the three months ended September 30, 2012, the Company recorded an impairment charge of $1.9 million related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The Company contributed surplus notes to an insurance company specializing in professional liability for long-term care facilities.  The financing provided by the surplus notes enabled the insurance company to develop a specialty insurance sales line for our Company that has generated $3.9 million in commission revenue from 2004 to September 30, 2012.  Due to recent underwriting losses of this insurance company the value of the surplus notes contributed to this venture is deemed fully impaired.  The Company’s insurance agency subsidiary represents numerous insurance outlets and the Company expects to maintain the commission revenue it has developed in this specialty insurance sales line.

Non-Interest Income.  Non-interest income increased by $469,000, or 8.3%, to $6.1 million for the three months ended September 30, 2012 from $5.7 million for the three months ended September 30, 2011.   For the nine months ended September 30, 2012, non-interest income increased by $1.5 million or 8.3%, to $19.5 million from $18.0 million for the nine months ended September 30, 2011.  Revenue derived from Oneida Savings Bank’s non-banking subsidiaries increased $506,000, or 11.9%, to $4.8 million during the three months ended September 30, 2012 as compared with $4.3 million during the three months ended September 30, 2011. Insurance subsidiary revenue of Bailey & Haskell Associates was $2.5 million for the three months ended September 30, 2012 as compared with $2.4 million during the three months September 30, 2011.  Insurance subsidiary revenue retention is primarily due to consistent sales volume and a high level of account revenue retention from the prior year. Consulting activities of Benefit Consulting Group generated revenue of $1.8 million for the three months ended September 30, 2012 as compared with $1.6 million during the third quarter of 2011, reflecting an increase of $232,000. Risk management activities of Workplace Health Solutions generated $428,000 of revenue for the three months ended September 30, 2012 as compared with $330,000 in revenue during the same period of 2011.  The increase in risk management revenue was the result of continued client growth for this new subsidiary established at the beginning of 2008.  Revenue derived from non-banking subsidiaries increased $1.4 million or 9.8%, to $15.7 million for the nine months ended September 30, 2012 as compared with $14.3 million for the nine months ended September 30, 2011.

Deposit account service fees decreased slightly to $646,000 during the three months ended September 30, 2012 from $649,000 during the three months ended September 30, 2011.  The combination of fee reductions and higher account balances currently maintained resulted in the decrease in deposit service fee revenue.  For the nine months ended September 30, 2012, deposit account service fees decreased $7,000 as compared with the same period in 2011.

Non-Interest Expense.  Non-interest expense increased by $233,000, or 2.7%, to $9.0 million for the three months ended September 30, 2012 from $8.8 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, non-interest expense increased by $1.1 million, or 4.0%, to $27.4 million as compared with $26.3 million for the same period in 2011.  The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2012 was $5.8 million, an increase of $179,000, or 3.2%, from the third quarter of 2011.  Compensation expense for the nine months ended September 30, 2012 was $17.6 million, an increase of $663,000, or 3.9%, as compared with compensation expense of $17.0 million for the same period in 2011.  The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense increased $6,000, or 0.5%, to $1.2 million for the three months ended September 30, 2012 as compared to $1.2 million during the three months ended September 30, 2011.  For the nine months ended September 30, 2012, building occupancy and equipment expense decreased $77,000, or 2.2%, to $3.5 million as compared with $3.6 million for the same period in 2011.

Other operating expenses increased $48,000, or 2.4%, to $2.1 million for the three months ended September 30, 2012 as compared to $2.0 million during the three months ended September 30, 2011.   For the nine months ended September 30, 2012, other operating expense increased $472,000, or 8.1%, to $6.3 million as compared to $5.8 million for the same period in 2011.

Provision for Income Taxes.  Provision for income taxes was $14,000 for the three months ended September 30, 2012, a decrease of $375,000 from the third quarter 2011 income tax provision recorded of $389,000.  The decrease in income tax provision reflects the decrease in net income for the three months ended September 30, 2012.  For the nine months ended September 30, 2012, the provision for income taxes was $1.4 million, a decrease of $44,000 from $1.4 million for the same period in 2011.  The effective tax rate was 25.8% during the first nine months of 2012 as compared with an effective tax rate of 26.0% for the same time period in 2011.  The change in the effective tax rates for the specific periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2012, loan originations totaled $30.4 million compared to $30.7 million during the third quarter of 2011. The purchases of securities available for sale totaled $11.9 million during the third quarter of 2012 as compared to $20.9 million during the third quarter of 2011. The purchases of investment securities were funded due to the decrease in cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2012 the Company had outstanding commitments to originate loans of approximately $16.8 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $8.2 million at September 30, 2012 for loan closing pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $46.8 million at September 30, 2012 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of September 30, 2012 the total of cash, interest-earnings demand accounts and federal funds sold was $31.7 million.

At September 30, 2012, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at September 30, 2012 and December 31, 2011 are detailed in the following tables.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012:
Total Capital
(to Risk Weighted Assets)	$68,482	16.81%	$32,592	8%	$40,740	10%
Tier I Capital
(to Risk Weighted Assets)	$65,842	16.16%	$16,296	4%	$24,444	6%
Tier I Capital
(to Average Assets)	$65,842	10.20%	$25,816	4%	$32,271	5%

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)	$64,045	15.62%	$32,798	8%	$40,997	10%
Tier I Capital
(to Risk Weighted Assets)	$61,146	14.91%	$16,399	4%	$24,598	6%
Tier I Capital
(to Average Assets)	$61,146	9.62%	$25,433	4%	$31,791	5%

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS

At and for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

(Annualized where appropriate)

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011
Performance Ratios:
Return on average assets	0.04%	0.58%	0.78%	0.81%
Return on average equity	0.29%	4.20%	5.90%	6.13%
Return on average tangible equity	0.39%	5.80%	8.16%	8.54%
Interest rate spread	3.33%	3.44%	3.28%	3.30%
Net interest margin	3.41%	3.54%	3.37%	3.42%
Efficiency Ratio	80.74%	81.54%	79.45%	79.19%
Non-interest income to average total assets	3.66%	3.45%	3.85%	3.60%
Non-interest expense to average total assets	5.37%	5.38%	5.41%	5.26%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.88%	116.04%	115.39%	115.44%

Asset Quality Ratios:
Non-performing assets to total assets	0.27%	0.78%	0.27%	0.78%
Non-performing loans to total loans	0.25%	0.59%	0.25%	0.59%
Net charge-offs to average loans	0.02%	0.01%	0.24%	0.75%
Allowance for loan losses to non-performing loans	353.07%	181.24%	353.07%	181.24%
Allowance for loan losses to loans receivable	0.88%	1.08%	0.88%	1.08%

Capital Ratios:
Average equity to average total assets	13.56%	13.87%	13.27%	13.25%
Equity to total assets (end of period)	13.38%	13.15%	13.38%	13.15%
Tangible equity to tangible assets (end of period)	10.10%	9.82%	10.10%	9.82%

ITEM 3.                                                  Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at September 30, 2012, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended September 30, 2012

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ONEIDA FINANCIAL CORP.

Date:	November 14, 2012	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer