Form 10-K
period 2012-12-31
Oneida Financial Corp.
filed 2013-03-20
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the 5,435,548 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant’s predecessor ($10.25) on June 30, 2012, as reported by the Nasdaq Market, was approximately $55.7 million.  As of February 1, 2013, there were issued and outstanding 7,024,596 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company’s only significant assets are our investment in Oneida Savings Bank and the portion of the net proceeds of the offering retained by the Company.  At December 31, 2012, Oneida Financial Corp. had consolidated assets of $681.4 million, total deposits of $568.3 million, and stockholders’ equity of $93.0 million.

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

Oneida Savings Bank’s deposits are insured by the FDIC up to the maximum amount permitted by law.  Oneida Savings Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 10 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, consumer loans and commercial business loans and to invest in mortgage-backed and other securities.  Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, The State Bank of Chittenango.  Oneida Savings Bank also sells insurance and other commercial services and products through Bailey & Haskell Associates, Inc., its wholly owned insurance agency subsidiary, and provides employee benefits consulting services through Benefit Consulting Group, Inc., its wholly owned consulting services subsidiary.  In addition, Oneida Savings Bank provides risk management services to help mitigate and prevent work related injuries through its wholly owned subsidiary Workplace Health Solutions, Inc.  Oneida Savings Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the New York State Department of Financial Services.

The State Bank of Chittenango

The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York.  Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of State Bank of Chittenango in a limited purpose wholly owned subsidiary.  New York State law prohibits a savings bank from directly soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.).  Holding State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area.  At December 31, 2012, State Bank of Chittenango held $133.4 million in assets, consisting primarily of U.S. Government obligations, mortgage-backed securities and tax exempt securities.  The investment securities maintained at State Bank of Chittenango are used to collateralize $105.8 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.

Bailey & Haskell Associates

Bailey & Haskell Associates, Inc. is the wholly owned insurance agency subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York. It has five other offices in New York State and one office in South Carolina. Oneida Savings Bank completed the acquisition of Bailey & Haskell Associates in 2000. Bailey & Haskell Associates is a full-service insurance and financial services firm with over 90 employees providing services to over 19,000 customers.  Bailey & Haskell Associates offers personal and commercial property insurance and other risk management products and services.  Bailey & Haskell Associates represents many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National. We have acquired seven insurance agencies in the years following the acquisition of Bailey & Haskell Associates, including Schenectady Insuring Agency, Inc.  which was added during 2012. All of the acquired insurance agencies were merged into Bailey & Haskell Associates.  The combination of acquired agencies and organic growth has resulted in total revenue for the year ended December 31, 2012 of $12.0 million, an increase of 3.4% or $398,000, from $11.6 million for the year ended December 31, 2011. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Bailey & Haskell Associates.

Benefit Consulting Group

Benefit Consulting Group, Inc., originally acquired in 2006, is the wholly owned employee benefits consulting and retirement plan administration subsidiary of Oneida Savings Bank.  Benefit Consulting Group is headquartered in Oneida, New York and operates from offices in North Syracuse, New York and satellite offices in several branch offices of Oneida Savings Bank.  Benefit Consulting Group currently serves more than 700 corporate and personal clients and offers employee benefit related services that are complementary to those provided by Oneida Savings Bank and Bailey & Haskell Associates.  Benefit Consulting Group provides investment management, financial planning and estate planning services to individuals, and provides defined contribution and benefit plans, actuarial services and human resource management services to businesses.  Benefit Consulting Group had total revenue of $7.6 million for the year ended December 31, 2012, an increase of 17.8% or $1.2 million from $6.5 million for the year ended December 31, 2011.  All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Benefit Consulting Group.

Workplace Health Solutions

Workplace Health Solutions, Inc. is the wholly owned risk management subsidiary of Oneida Savings Bank.  It is headquartered in Oneida, New York and operates from an office in North Syracuse, New York.  Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries.  Specifically, Workplace Health Solutions works with employers to develop informed hiring programs, coordinates employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents.  In addition, this subsidiary develops a network of medical professionals to evaluate injured workers and arrange for proper treatment of and recovery from workplace injuries from a risk management perspective.  Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of providing innovative risk management services.  Workplace Health Solutions had total revenue of $1.9 million for the year ended December 31, 2012, an increase of 41.0% or $533,000 from $1.3 million for the year ended December 31, 2011.  All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Workplace Health Solutions.

Oneida Preferred Funding Corp.

Oneida Savings Bank established Oneida Preferred Funding Corp. in 1999 as a wholly owned real estate investment trust subsidiary.  At December 31, 2012, Oneida Preferred Funding Corp. held $40.1 million in mortgage and mortgage related assets.  All disclosures in this Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

Market Area

We conduct business from our headquarters and ten full service branch offices throughout Madison and Oneida Counties.  Our primary lending area is Madison and Oneida Counties in New York and the surrounding counties and most of our deposit customers reside in the same area.  The City of Oneida is located approximately 30 miles east of Syracuse and 20 miles west of Utica.  Our market area is characterized as rural and serves as a bedroom community to the cities of Syracuse and Utica, New York.  The economy in our market area is relatively diverse with health care, college/university, financial/insurance and tourism/recreation being the most prominent sectors as well as light manufacturing and technology related industries.  The largest employers in our market area includes Oneida Nation’s Turning Stone Casino and Resort, Oneida Healthcare Center and other local and regional medical facilities, Colgate University and Morrisville College.  There are also many small to mid-sized businesses that employ fewer than 100 persons and support the local economy.

Our primary market area has remained a stable banking market.  As of December 2012, the unemployment rates in Madison and Oneida Counties in New York were 8.9% and 8.5%, respectively, compared to the State of New York’s average of 8.2% and the national average of 7.6%, according to the United States Department of Labor.  As of June 30, 2011, median household income levels ranged from $45,137 to $51,010 in the two counties where we maintain branch offices.

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

Lending Activities

General.  Our principal lending activity has been the origination of one-to-four family residential real estate located within our primary market area.  We have originated adjustable-rate mortgage (“ARM”) loans for retention in our portfolio.   As a result of the continuation of relatively low market interest rates in recent periods, borrowers have shown a preference for fixed-rate loans.  Consequently, in recent periods we have originated more fixed-rate one-to-four family loans.  We generally sell our fixed-rate one-to-four family loan originations with maturities exceeding fifteen years and such loans are sold without recourse and on a servicing retained basis.  In order to complement our traditional emphasis of one-to-four family residential real estate lending, management has sought to increase the number of higher yielding commercial real estate loans, consumer loans and commercial business loans.  To a limited extent, we will originate loans secured by multi-family properties.

Loan Portfolio Composition.  Set forth below is selected information concerning the composition of our loan portfolio (included loans held for sale) in dollar amounts and in percentages (before deductions for allowance for loan losses) as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$105,040	33.5%	$88,876	30.8%	$90,473	31.5%	$101,095	33.8%	$108,702	35.7%
Multi-family	11,052	3.5	12,270	4.2	12,485	4.3	12,660	4.2	7,140	2.3
Home equity	47,083	15.0	44,980	15.6	42,122	14.6	43,014	14.4	39,684	13.0
Construction and land	7,126	2.3	5,111	1.8	6,236	2.2	4,731	1.6	1,331	0.4
Commercial real estate	66,154	21.1	65,235	22.6	59,547	20.7	55,433	18.6	59,200	19.4
Total real estate loans	236,455	75.4	216,472	75.0	210,863	73.3	216,933	72.6	216,057	70.8

Consumer Loans:
Automobile loans	26,214	8.4	30,841	10.7	32,263	11.2	39,067	13.1	41,879	13.7
Recreational vehicles	1,409	0.4	1,470	0.5	1,350	0.5	1,278	0.4	1,347	0.4
Personal loans	1,520	0.5	1,413	0.5	1,657	0.6	1,897	0.6	2,715	0.9
Other consumer loans	536	0.2	616	0.2	609	0.2	768	0.3	877	0.3
Total consumer loans	29,679	9.5	34,340	11.9	35,879	12.5	43,010	14.4	46,818	15.3

Commercial business loans	47,464	15.1	37,695	13.1	40,965	14.2	38,797	13.0	42,241	13.9

Total consumer and commercial business loans	77,143	24.6	72,035	25.0	76,844	26.7	81,807	27.4	89,059	29.2

Total loans	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%	$298,740	100.0%	$305,116	100.0%

Loan fees	881		997		1,048		1,241		1,306
Allowance for losses	(2,776)		(2,900)		(4,276)		(2,901)		(2,624)
Total loans receivable, net	$311,703		$286,604		$284,479		$297,080		$303,798

The following table sets forth the composition of our loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
One-to-four family	$51,640	16.5%	$34,462	11.9%	$32,173	11.2%	$33,121	11.1%	$33,182	11.0%
Multi-family	63	—	119	—	120	—	145	—	175	—
Home equity	18,898	6.0	15,600	5.4	13,492	4.7	14,736	4.9	20,198	6.6
Construction and land	6,278	2.0	3,526	1.2	2,263	0.8	4,592	1.6	1,191	0.4
Commercial real estate	5,913	1.9	4,012	1.4	2,938	1.0	3,390	1.1	3,212	1.0
Total real estate loans	82,792	26.4	57,719	19.9	50,986	17.7	55,984	18.7	57,958	19.0

Total consumer loans	29,230	9.4	33,244	11.5	34,805	12.1	41,919	14.0	44,992	14.7

Total commercial loans	27,096	8.6	22,321	7.8	21,665	7.5	21,337	7.2	21,112	7.0
Total fixed-rate loans	139,118	44.4	113,284	39.2	107,456	37.3	119,240	39.9	124,062	40.7

ADJUSTABLE-RATE LOANS:
Real Estate Loans:
One-to-four family	$53,400	17.0%	$54,414	18.9%	$58,300	20.3%	$67,974	22.7%	$75,520	24.7%
Multi-family	10,989	3.5	12,151	4.2	12,365	4.3	12,515	4.2	6,965	2.3
Home equity	28,185	9.0	29,380	10.2	28,630	9.9	28,278	9.5	19,486	6.4
Construction and land	848	0.3	1,585	0.6	3,973	1.4	139	0.0	140	0.0
Commercial real estate	60,241	19.2	61,223	21.2	56,609	19.7	52,043	17.5	55,988	18.4
Total real estate loans	153,663	49.0	158,753	55.1	159,877	55.6	160,949	53.9	158,099	51.8

Total consumer loans	449	0.1	1,096	0.4	1,074	0.4	1,091	0.4	1,826	0.6

Total commercial business loans	20,368	6.5	15,374	5.3	19,300	6.7	17,460	5.8	21,129	6.9
Total adjustable-rate loans	174,480	55.6	175,223	60.8	180,251	62.7	179,500	60.1	181,054	59.3

Total loans	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%	$298,740	100.0%	$305,116	100.0%

Loan fees	881		997		1,048		1,241		1,306
Allowance for loan losses	(2,776)		(2,900)		(4,276)		(2,901)		(2,624)
Total loans receivable, net	$311,703		$286,604		$284,479		$297,080		$303,798

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

We originate both adjustable-rate and fixed-rate one-to-four family loans.  As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans.  Our practice in recent years has been to sell in the secondary market substantially all of our fixed-rate one-to-four family loan originations with maturities exceeding fifteen years on a servicing retained basis without recourse to Oneida Savings Bank.  Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future.  In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio.  At December 31, 2012, loans serviced by Oneida Savings Bank for others totaled $120.6 million.  During the years ended December 31, 2012 and December 31, 2011, we sold $22.9 million and $25.5 million, respectively in fixed-rate one-to-four family loans.  As of December 31, 2012 we had $3.9 million of mortgage loan forward sale commitments.  The fair value of these commitments is not material.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks.  As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At December 31, 2012, 17.0% of our loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

All one-to-four family residential mortgage loans originated by Oneida Savings Bank include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2012, approximately $105.0 million, or 33.5% of our loan portfolio, consisted of one-to-four family residential loans.

Home Equity Loans.  We offer home equity loans that are secured by the borrower’s primary residence.  We offer a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated.  The interest rates on home equity lines of credit adjust monthly at a margin over the prime interest rate.  We also offer a home equity product providing for a fixed-rate of interest.  Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans.  Fixed-rate home equity loans are originated with terms up to ten years.  Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of the existing mortgage loan.  The maximum amount of a home equity loan may not exceed $1.0 million unless approved by the Board of Directors.  We generally require an appraisal on the property securing loans in excess of $75,000 at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans.  We utilize alternative methods in determining the value of properties of loans less than $75,000 such as a limited appraisal or review of tax bills.  At December 31, 2012 the outstanding balance of home equity loans totaled $47.1 million, or 15.0% of our loan portfolio.

Commercial Real Estate Loans. At December 31, 2012, $77.2 million, or 24.6% of the total loan portfolio consisted of commercial real estate and multi-family loans.  Commercial real estate and multi-family residential loans are secured by office buildings, medical facilities, mixed-use properties, religious facilities, other commercial properties and multi-family residential properties. We originate adjustable rate commercial mortgage loans with terms of up to 20 years.  The maximum loan-to-value ratio of commercial real estate loans is 80%.  At December 31, 2012, the largest commercial real estate loan had a principal balance of $2.8 million and was secured by four automatic car wash buildings and fixtures.   This loan was performing in accordance with its terms at December 31, 2012.

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

Construction and Land.  At December 31, 2012, construction and land loans totaled $7.1 million, or 2.3% of the total loan portfolio.  We generally do not originate speculative construction loans, and we had no such loans in our portfolio at December 31, 2012.   Our construction and land loans consisted of $226,000 of fixed-rate one-to-four family residential construction loans as well as $6.9   million of commercial new construction loans.  One-to-four family residential construction loans are offered as interest-only loans at a fixed rate of interest for up to a five month construction period.  Immediately following the construction period the loan begins monthly amortizing payments consistent with the terms of the one-to-four family permanent mortgage loan product.  Commercial construction loans can consist of land development loans or new building construction loans as well as participation loans that include new building construction loans.  Land development loans are collateralized by a mortgage on the property which is supported by an appraisal.  Commercial construction loans are given for the construction phase of a building.  There can be an interest only period not exceeding one year for new construction loans. Once the construction is completed, the loan is transferred into permanent financing.  Draws for both residential and commercial new construction are based on the loan approval, commitment letter, and a building and loan agreement.  Property inspections during the construction phase are also required.

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

Consumer Lending.  At December 31, 2012, consumer loans totaled $29.7 million, or 9.5% of the total loan portfolio.  Our consumer loans consist of automobile loans, recreational vehicle loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans and unsecured home improvement loans).  Consumer loans are originated with terms to maturity of three to seven years.  Historically, we have sought to increase the level of consumer loans primarily through increased automobile lending.   We participate in a number of indirect automobile lending programs with local automobile dealerships.  All indirect automobile loans must satisfy our underwriting criteria for automobile loans originated directly by us to the borrower and must be approved by one of our lending officers.  At December 31, 2012, loans secured by automobiles totaled $26.2 million, of which $16.1 million were originated through our indirect automobile lending program.   We have also sought to increase the level of automobile loans directly to borrowers by increasing marketing efforts with existing customers.  Automobile loans generally do not have terms exceeding six years.  We do not provide financing for leased automobiles.

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

Commercial Business Loans.  At December 31, 2012, we had $47.5 million of commercial business loans which represented 15.1% of the total loan portfolio.  Commercial business loans are originated with terms of up to seven years, at fixed rates of interest except for lines of credit which have variable rates of interest.  Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment.  We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers.  We also generally require an appraisal of any real estate that secures the commercial business loan.  At December 31, 2012, the largest commercial business loan totaled $3.0 million, which was secured by business assets, life insurance and liquid collateral of a for-profit telecom provider. At December 31, 2012, unsecured commercial business loans totaled $305,000.

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

Loan Maturity Schedule.  The following table sets forth certain information as of December 31, 2012, regarding the amount of loans (including loans held for sale) maturing in our portfolio.  Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less.  All loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty- Five Years	Beyond Twenty- Five Years	Total
	(In thousands)

Real estate loans:
One-to-four family	$76	$484	$1,585	$18,164	$71,437	$13,294	$105,040
Multi-family	—	20	133	632	7,842	2,425	11,052
Home equity	1,376	2,893	8,287	31,586	2,941	—	47,083
Construction and land	3,705	3,421	—	—	—	—	7,126
Commercial real estate	186	252	2,140	20,524	43,052	—	66,154
Total real estate loans	5,343	7,070	12,145	70,906	125,272	15,719	236,455

Consumer loans	1,145	8,650	14,941	4,553	322	68	29,679

Commercial business loans	11,975	5,929	12,859	12,060	4,641	—	47,464

Total loans	$18,463	$21,649	$39,945	$87,519	$130,235	$15,787	$313,598

Fixed- and Adjustable-Rate Loan Schedule.  The following table sets forth at December 31, 2012, the dollar amount of all fixed-rate and adjustable-rate loans (including loans held for sale) due after December 31, 2013.  Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans
One-to-four family	$51,620	$53,344	$104,964
Multi-family	63	10,989	11,052
Home equity	18,820	26,887	45,707
Construction and land	3,141	280	3,421
Commercial real estate	5,868	60,100	65,968
Total real estate loans	79,512	151,600	231,112

Consumer loans	28,272	262	28,534
Commercial business loans	25,237	10,252	35,489
Total loans	$133,021	$162,114	$295,135

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

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Originations by Type:
Adjustable-Rate:
Real estate:
One-to-four family	$8,919	$3,900	$4,642
Multi-family	320	564	390
Home equity	7,626	5,566	6,299
Construction and land	15,026	2,787	6,956
Commercial real estate	5,824	10,536	7,527
Total real estate loans	37,715	23,353	25,814
Consumer loans	655	1,623	1,171
Commercial business loans	1,597	1,636	5,126
Total adjustable rate loans	$39,967	$26,612	$32,111
Fixed-Rate:
Real estate:
One-to-four family	$46,793	$33,684	$40,059
Multi-family	—	50	—
Home equity	8,373	6,034	2,532
Construction and land	1,353	1,792	4,882
Commercial real estate	155	—	1,071
Total real estate loans	56,674	41,560	48,544
Consumer loans	13,540	17,293	13,327
Commercial business loans	20,729	16,053	12,001
Total fixed rate loans	$90,943	$74,906	$73,872
Total loans originated	$130,910	$101,518	$105,983
Purchased:
Adjustable-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	1,357	—	—
Commercial real estate	—	—	—
Total real estate loans	1,357	—	—
Consumer loans	—	—	—
Commercial business loans	3,470	187	—
Total adjustable loans	$4,827	$187	$—
Fixed-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	—	3,000	—
Commercial real estate	—	—	—
Total real estate loans	—	3,000	—
Consumer loans	—	—	—
Commercial business loans	2,692	63	2,787
Total fixed rate loans	$2,692	$3,063	$2,787
Total loans purchased	$7,519	$3,250	$2,787
Sales:
Real estate:
One-to-four family	$22,868	$25,466	$36,677
Construction and land	2,987	—	—
Total real estate loans	25,855	25,466	36,677
Commercial loans	—	—	1,830
Total loans sold	$25,855	$25,466	$38,507
Repayments:
Real estate:
One-to-four family	$16,680	$13,715	$18,646
Multi-family	1,538	829	565
Home equity	13,896	8,742	9,723
Construction and land	12,734	8,704	10,333
Commercial real estate	5,060	4,848	4,484
Total real estate loans	49,908	36,838	43,751
Consumer loans	18,856	20,455	21,629
Commercial business loans	18,719	21,209	15,916
Total repayments	$87,483	$78,502	$81,296
Total reductions	$113,338	$103,968	$119,803
Net increase (decrease)	$25,091	$800	$(11,033)

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

At December 31, 2012, the largest amount loaned to one borrower consisted of five commercial real estate loans, one construction and land loan and one commercial term loan with an outstanding balance totaling $6.7 million.  This amount was secured by commercial property including car washes and automobile dealerships as well as other business and personal collateral.  The loans also carry personal and in some cases governmental guarantees.  At December 31, 2012 this lending relationship was performing in accordance with its terms.

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

The following table sets forth certain delinquencies in our loan portfolio as of December 31, 2012.  When a loan is delinquent 90 days or more or earlier when, in the opinion of management, the collection of additional interest is doubtful, we fully reverse all interest accrued and cease to accrue interest thereafter.

	Loans Delinquent for:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One-to-four family	1	$56	3	$279	4	$335
Multi-family	—	—	—	—	—	—
Home equity	—	—	1	150	1	150
Construction and land	—	—	—	—	—	—
Commercial real estate	—	—	1	238	1	238
Commercial business	—	—	—	—	—	—
Total	1	$56	5	$667	6	$723

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
One-to-four family	$279	$382	$247	$195	$394
Multi-family	—	—	—	—	—
Home equity	15 0	150	—	68	—
Construction and land	—	—	—	—	—
Commercial real estate	—	836	1,555	199	—
Consumer	—	—	—	—	—
Commercial business	59	69	2,175	89	119
Total	488	1,437	3,977	551	513
Accruing loans delinquent more than 90 days:
Commercial real estate	238	—	—	—	—
Total	238	—	—	—	—
Total nonperforming loans	$726	$1,437	$3,977	$551	$513

Foreclosed assets:
Total	—	190	199	—	—
Non-accruing investment securities
Trust preferred securities	1,458	3,615	3,402	1,897	—
Total	1,458	3,615	3,402	1,897	—

Total nonperforming assets	$2,184	$5,242	$7,578	$2,448	$513

Total nonperforming loans as a percentage of total loans	0.23%	0.50%	1.38%	0.18%	0.17%
Total nonperforming assets as a percentage of total assets	0.32%	0.79%	1.15%	0.41%	0.09%

Of our total nonperforming loans at December 31, 2012 of $726,000, $279,000 consisted of three one-to-four family loans. We believe that the three one-to-four family loans are adequately collateralized and we do not anticipate any losses on such loans.  These loans are in various stages of foreclosure.  In addition, $150,000 of the nonperforming loans consisted of one home equity loan which is in the process of foreclosure.  We do not anticipate a material loss on this loan.  In addition, $59,000 of the nonperforming loans consisted of two commercial loans, both of which are partially guaranteed by SBA. Both of the commercial loans were considered to be troubled debt restructurings and impaired at December 31, 2012 and have a valuation allowance totaling $15,000 established.   We do not anticipate a material loss on either of these loans.  Included in nonperforming loans was one commercial real estate loan which was not on nonaccrual but was over 90 days past due.   A portion of this loan’s collateral was sold and the proceeds of this sale was received in January 2013 and the loan was paid down and brought current and therefore this loan had not been place on nonaccrual as of December 31, 2012.  We do not anticipate a material loss on this loan.   In addition, $1.5 million representing six trust preferred securities were on nonaccrual at December 31, 2012.  Prior to September 2012, three additional trust preferred securities were considered nonaccrual.  Management considered several factors in deciding that these securities should be placed on nonaccrual status, including whether interest is being paid in cash or is being added (capitalized) to the principal balance, a process known as a payment in kind, collateral values and excess subordination ratios which represents the point at which a tranche may experience a break in yield.  Interest payments of $912,000 were received on these securities for the year ended December 31, 2012 which were recognized as a principal reduction.  For the three trust preferred securities placed on accrual status as of September 2012, the Company realized $229,000 of interest income on these for the year ended December 31, 2012 based on estimated cash flows and assumptions considered as part of our

OTTI analysis.   For additional information regarding these securities, see “-Securities Investment Activities” herein.

During the years ended December 31, 2012 and 2011, respectively, gross interest income of $61,000 and $124,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period.  No interest income was recorded on nonaccruing loans during the years ended December 31, 2012 and 2011.

As of December 31, 2012, the Company has a recorded investment in troubled debt restructurings of $622,167.  There were no troubled debt restructurings for the years ended December 31, 2011, 2010, 2009 and 2008.  The Company has allocated $185,854 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012.  Two of the loans with a principal balance of $58,989 and a specific allowance of $14,756 were considered impaired and on nonaccrual and are included in the table presented above.  The two remaining loans totaling $563,178 with a specific allowance of $171,098 were commercial lines of credit which were not paid in full at the time of maturity.  The loan maturity dates were extended and the reduction in interest rates were to below market rates. Both loans are currently performing in accordance with the modified loan terms.

Classification of Assets.  On the basis of management’s review of our assets, at the dates indicated we had classified assets and other criticized assets as follows:

	At December 31
	2012	2011	2010
	(In thousands)
Classified assets:
Substandard	$995	$1,261	$903
Doubtful	—	128	226
Loss	—	—	—
Total classified assets	955	1,389	1,129
Impaired assets	2,543	5,881	6,227
Special mention	—	1,169	436
Total criticized assets	$3,498	$8,439	$7,792

At December 31, 2012, our classified assets included loans identified by bank regulatory definitions of “substandard”.  We had no assets classified as “doubtful” at December 31, 2012 that were not also considered impaired and included in the impaired assets total.  We had no assets classified as “loss” at December 31, 2012.  Substandard assets consisted of (i) two commercial relationships with a principal balance of $566,000, (ii) three one-to-four family residential loans with a principal balance of $279,000, and (iii) one home equity loan with a principal balance of $150,000.  In addition to the classified assets, we have identified certain impaired assets at December 31, 2012 consisting of (i) two commercial real estate loans with a principal balance of $201,000, (ii) seven commercial loans with a principal balance of $885,000, and (iii) six trust preferred securities with a carrying value of $1.5 million.  Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance.  At December 31, 2012, we did not have any loans identified as special mention.

In determining to classify $1.5 million of trust preferred securities as impaired at December 31, 2012, management compared the present value of expected cash flows to the previous estimates to determine if there had been an adverse change in cash flows.  The cash flow model considers the structure and term of the individual trust preferred securities, timing of interest and principal payments as well as allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  In addition, assumptions relative to prepayments, deferrals and defaults, excess subordination, discount rates, and other factors are considered as part of the cash flow analysis.  For additional information regarding assumptions used in evaluating the trust preferred securities for impairment, see note 2 to the Consolidated Financial Statements.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.   The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on the historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  Management makes appropriate provisions for loan losses on a quarterly basis.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and valuation of real estate owned.  Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  At December 31, 2012, the total allowance was $2.8 million, which amounted to 0.89% of loans, net and 382.4% of nonperforming loans.   For the years ended December 31, 2012 and 2011, we had net charge-offs of $864,000 and $2.4 million, respectively, against this allowance.

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$2,900	$4,276	$2,901	$2,624	$2,511

Charge-offs:
One-to-four family	8	27	159	17	23
Multi-family	—	—	—	—	—
Home equity	30	13	143	42	—
Construction and land	654	—	—	—	—
Commercial real estate	—	80	—	27	—
Consumer	207	249	250	547	335
Commercial business	35	2,273	57	60	168
Total	934	2,642	609	693	526

Recoveries:
One-to-four family	2	—	—	1	2
Multi-family	—	—	—	—	—
Home equity	1	4	1	—	—
Construction and land	2	—	—	—	—
Commercial real estate	—	5	6	15	—
Consumer	64	151	191	178	91
Commercial business	1	56	136	16	21
Total	70	216	334	210	114
Net charge-offs	(864)	(2,426)	(275)	(483)	(412)
Provision charged to operations	740	1,050	1,650	760	525
Balance at end of period	$2,776	$2,900	$4,276	$2,901	$2,624

Allowance for loan losses as a percentage of total loans receivable, net	0.89%	1.02%	1.51%	0.98%	0.87%

Ratio of net charge-offs to average loans	0.29%	0.85%	0.09%	0.16%	0.14%

Ratio of net charge-offs to non-performing loans	119.01%	168.82%	6.91%	87.66%	80.3%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

	At December 31,
	2012			2011			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family	$571	$105,040	33.5%	$464	$88,876	30.8%	$429	$90,473	31.5%
Multi-family	107	11,052	3.5	86	12,270	4.2	76	12,485	4.3
Home equity	282	47,083	15.0	265	44,980	15.6	265	42,122	14.6
Construction and land	67	7,126	2.3	33	5,111	1.8	37	6,236	2.2
Commercial real estate	683	66,154	21.1	1,191	65,235	22.6	464	59,547	20.7
Consumer	232	29,679	9.5	326	34,340	11.9	337	35,879	12.5
Commercial business	834	47,464	15.1	535	37,695	13.1	2,668	40,965	14.2
Total	$2,776	$313,598	100.0%	$2,900	$288,507	100.0%	$4,276	$287,707	100.0%

	At December 31,
	2009			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family	$385	$101,095	33.8%	$387	$108,702	35.7%
Multi-family	33	12,660	4.2	6	7,140	2.3
Home equity	191	43,014	14.4	368	39,684	13.0
Construction and land	17	4,731	1.6	4	1,331	0.4
Commercial real estate	585	55,433	18.6	535	59,200	19.4
Consumer	431	43,010	14.4	401	46,818	15.3
Commercial business	1,259	38,797	13.0	923	42,241	13.9
Total	$2,901	$298,740	100.0%	$2,624	$305,116	100.0%

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

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  The assessment of whether an other-than-temporary impairment decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At December 31, 2012, we had nine trust preferred securities with an aggregate fair value of $5.6 million and aggregate unrealized gain of $38,000.  Of the $5.6 million, $1.5 million have variable rates of interest.   All of these securities are rated below investment grade as of December 31, 2012.  All of the variable rate securities are on nonaccrual as of December 31, 2012.  The fixed rate securities were placed back on accrual during 2012.  The issuers of these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  As of December 31, 2012, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, the class of securities we own, default probabilities and anticipated losses given default assumptions and stress tests performed on these securities,  the variable rate trust preferred securities are still considered impaired as of December 31, 2012.  There was no other-than-temporary impairment loss taken for the year ended December 31, 2012.

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for Strats-Goldman Sachs Corporation as indicated below and three private placement collateralized mortgage obligations), management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bond(s) approach maturity.

At December 31, 2012, we had a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which had been rated below investment grade but was no longer being rated as of December 31, 2012.  This is a variable rate note based on the six month LIBOR. The current rate on the security is 1.51%. The unrealized loss on this security was $1.2 million and $1.2 million as of December 31, 2012 and December 31, 2011 respectively.  Strats-Goldman Sachs is paying as agreed.  This loss has not been considered other-than-temporary in that we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of the cost basis, which may be at maturity.

At December 31, 2012, we had three private placement collateralized mortgage obligations totaling $1.7 million which are rated below investment grade.  All were rated investment grade at the time of purchase.  The unrealized gain at December 31, 2012 was $92,000.  As of December 31, 2011, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses, two of these securities had been considered impaired and other—than-temporary impairment loss taken for the year ended December 31, 2011 was $75,334.  There was no other-than-temporary impairment loss taken for the year ended December 31, 2012.  These securities remain available for sale as of December 31, 2012.

Investment Securities.  At December 31, 2012, we had $166.5 million, or 24.4% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations.  Investment securities increased $18.5 million or 12.5% at December 31, 2012 as compared to December 31, 2011.  The increase in investment securities was due to a decrease in cash and cash equivalents and a decrease in mortgage-backed securities offset by an increase in loans receivable.  We are required to designate securities as held to maturity, available for sale or trading, depending on our ability and intent regarding our investments.  During 2012, we have designated certain investment securities as held to maturity in addition to available for sale.  Investment securities in which the fair value option has been elected are considered trading assets and are recorded at fair value with changes in fair value included in earnings.  Trading securities, which consisted of common and preferred equity securities, totaled $5.6 million or 0.8% of total assets at December 31, 2012.  At December 31, 2012, our investment securities portfolio had a weighted average life of 6.57 years.

Investment Securities.  The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment securities available for sale:
U.S. agency securities	$47,211	$47,284	$30,422	$30,578	$70,214	$69,145	$23,952	$23,884	$21,002	$21,205
Corporate debt securities	40,740	40,145	33,306	31,476	21,990	21,104	13,589	13,055	12,652	9,273
Trust preferred securities	5,583	5,621	6,266	3,615	6,857	3,403	9,436	5,921	11,750	9,208
Agency asset backed securities	5,800	5,829	1,919	1,904	—	—	—	—	—	—
State and municipal bonds	39,924	42,721	45,525	48,034	50,249	49,070	17,644	17,988	17,274	17,347
Small business administration	13,303	13,766	9,995	10,151	3,027	2,936	12	12	13	13
Total	$152,561	$155,366	$127,433	$125,758	$152,337	$145,658	$64,633	$60,860	$62,691	$57,046

Average remaining life of investment securities available for sale	6.65 years		6.14 years		6.00 years		6.64 years		8.39 years

Investment securities held to maturity:
U.S. agency securities	$1,000	$1,039	$13,627	$13,820	$3,998	$4,138	$22,975	$22,924	$—	$—
State and municipal bonds	9,779	10,717	8,161	9,263	8,270	8,754	8,615	8,925	—	—
Small business administration	394	397	503	509	663	663	887	883	—	—
Total	$11,173	$12,153	$22,291	$23,592	$12,931	$13,555	$32,477	$32,732	$—	$—

Average remaining life of investment securities held to maturity	5.34 years		6.01 years		6.56 years		7.84 years		—

Trading securities:
Equity securities		5,630		7,010		7,691		7,627		5,941
Total		$5,630		$7,010		$7,691		$7,627		$5,941

Other interest earning assets:
Interest-earning deposits with banks	16,481	16,481	9,521	9,521	497	497	3,052	3,052	2,589	2,589
Federal funds sold	3,322	3,322	17,661	17,661	18,134	18,134	4,103	4,103	71	71
FHLB Stock	1,936	1,936	2,102	2,102	2,109	2,109	2,665	2,665	3,784	3,784
Total	$21,739	$21,739	$29,284	$29,284	$20,740	$20,740	$9,820	$9,820	$6,444	$6,444

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities, market value and weighted average yields for our available for sale investment portfolio at December 31, 2012.

	December 31, 2012
	Within 1 Year	After 1 Year but Within 5Years	After 5 Years but Within 10Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in Thousands)

U.S. agency securities	$—	$1,353	$12,094	$33,837	$47,284
Corporate debt securities	—	17,899	12,658	9,588	40,145
Trust preferred securities	—	—	—	5,621	5,621
Agency asset backed securities	—	—	—	5,829	5,829
State and municipal bonds	129	6,651	24,195	11,746	42,721
Small business administration	9	—	—	13,757	13,766
Total securities	$138	$25,903	$48,947	$80,378	$155,366

Weighted average yield (1)	4.93%	2.91%	3.55%	3.45%	3.40%

(1)   Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

The following table sets forth the scheduled maturities, market value and weighted average yields for our held to maturity investment portfolio at December 31, 2012.

	December 31, 2012
	Within 1 Year	After 1 Year but Within 5Years	After 5 Years but Within 10Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in Thousands)

U.S. agency securities	$—	$1,000	$—	$—	$1,000
State and municipal bonds	933	1,383	6,600	863	9,779
Small business administration	6	—	388	—	394
Total securities	$939	$2,383	$6,988	$863	$11,173

Weighted average yield (1)	2.81%	3.97%	4.53%	5.90%	4.37%

(1)   Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

Mortgage-Backed Securities.  We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower our credit risk; and (iii) increase liquidity.  At December 31, 2012, we had $90.9 million or 13.3% of total assets invested in mortgage-backed securities; of which $17.9 million were classified as held to maturity.  The mortgage-backed securities portfolio had coupon rates ranging from 0.61% to 7.80%, a weighted average yield of 2.33% and a weighted average life (including payment assumption) of 4.63 years at December 31, 2012.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Oneida Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of our mortgage-backed securities portfolio. Of our $90.9 million mortgage-backed securities portfolio at December 31, 2012, $2.5 million with a weighted average yield of 0.86% had contractual maturities within five years, $10.9 million with a weighted average yield of 2.81% had contractual maturities of five to ten years and $77.5 million with a weighted average yield of 2.41% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that our mortgage related securities prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  During 2012, mortgage interest rates remained at historical low levels. The impact on our mortgage-backed securities portfolio is to increase the prepayments at a faster rate than anticipated.  Conversely, in a rising interest rate environment prepayments may decline, thereby extending the estimated life of the security and depriving us of the ability to reinvest cash flows at the increased rates of interest.

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

                Mortgage-Backed Securities.  Set forth below is information relating to our mortgage-backed securities for the periods indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
GinnieMae	$23,821	$24,820	$22,124	$23,017	$22,164	$22,134	$11,983	$12,298	$23,939	$24,447
FannieMae	20,698	21,524	34,619	35,438	38,331	38,108	16,418	16,924	19,640	19,840
FreddieMac	24,806	24,993	7,161	7,383	14,928	14,950	14,902	15,471	22,857	23,190
CMOs	1,574	1,666	2,079	2,009	3,701	3,478	6,758	5,829	7,569	6,839
Total	$70,899	$73,003	$65,983	$67,847	$79,134	$78,670	$50,061	$50,522	$74,005	$74,316

Mortgage-backed securities held to maturity:
GinnieMae	$5,038	$5,250	$6,145	$6,348	$4,339	$4,438	$5,250	$5,227	$—	$—
Fannie Mae	9,723	10,128	14,132	14,582	5,567	5,744	8,007	8,045	—	—
Freddie Mac	3,142	3,249	4,631	4,743	1,306	1,333	1,958	1,962	—	—
Total	$17,903	$18,627	$24,908	$25,673	$11,212	$11,515	$15,215	$15,234	$—	$—

Sources of Funds

General.  Our primary sources of funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings, interest-bearing demand accounts, non-interest-bearing checking accounts, money market accounts and certificates of deposit.  We also offer IRAs and other qualified plan accounts.  Through our limited purpose subsidiary, State Bank of Chittenango, we held $105.8 million in municipal deposits at December 31, 2012.

At December 31, 2012, deposits totaled $568.3 million and increased $17.7 million, or 3.2%, from $550.6 million at December 31, 2011. The increase in deposits was offset by a decrease in municipal deposits over the past twelve months. At December 31, 2012, we had a total of $139.8 million in certificates of deposit, of which $94.4 million had maturities of one year or less.  Although we have a significant portion of deposits in shorter term certificates of deposit, management monitors activity on these accounts.  Based on historical experience and our current pricing strategy, management believes it will retain a large portion of such accounts upon maturity.  At December 31, 2012 certificates of deposit with balances of $100,000 or more totaled $52.5 million.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition.  Deposits are obtained predominantly from the areas in which our branch offices are located.  We rely primarily on competitive pricing of deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We use traditional means of advertising our deposit products, including radio and print media and generally do not solicit deposits from outside our market area.  While we accept certificates of deposit in excess of $100,000, and may be subject to preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits.  During 2009, the FDIC temporarily increased federal deposit insurance to $250,000 per depositor from $100,000.  In 2009, Congress enacted legislation to extend the increase to $250,000 in insurable deposits per depositor until 2013.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per account, and non-interest bearing transactions accounts had unlimited deposit insurance through December 31, 2012.  Historically, we have not used brokers to obtain deposits.  We participate in the Certificate of Deposit Account Registry Service (“CDARs”) that enables the institution to provide customers with access to up to $50 million in FDIC insurance on CD investments.

The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Opening balance	$550,624	$552,164	$489,364
Deposits	4,381,524	4,200,252	4,098,497
Withdrawals	(4,366,622)	(4,205,304)	(4,040,382)
Interest credited	2,739	3,512	4,685

Ending balance	$568,265	$550,624	$552,164

Net increase (decrease)	$17,641	$(1,540)	$62,800
Percent increase (decrease)	3.2%	(0.3)%	12.8%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2012.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$19,318	$16,492	$21,806	$29,740	$87,356
Certificates of deposit of $100,000 or more	11,606	11,019	14,150	15,698	52,473
Total of certificates of deposit	$30,924	$27,511	$35,956	$45,438	$139,829

The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing	$75,810	13.34%	$69,119	12.54%	$65,179	11.81%
Savings accounts(1)	117,348	20.65	104,654	19.01	90,559	16.40
Interest-bearing checking	71,089	12.51	62,083	11.28	70,949	12.85
Money market accounts	164,189	28.89	174,440	31.68	173,282	31.38
Total	428,436	75.39	410,296	74.51	399,969	72.44

Certificates of deposit:
Less than 2.00% (2)	114,203	21.17	109,177	19.83	114,094	20.66
2.00-3.99%	18,861	3.32	24,666	4.48	27,529	4.99
4.00-5.99%	6,765	0.12	6,485	1.18	10,572	1.91
Total certificates of deposit	139,829	24.61	140,328	25.49	152,195	27.56
Total deposits	$568,265	100.00%	$550,624	100.00%	$552,164	100.00%

(1) Includes mortgage escrow accounts.

(2) At December 31, 2012, includes $83.5 million of certificates of deposit with rates below 1.00%.

The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2012.

	<1.00%	1.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2013	$26,424	$3,931	$95	$476	$30,926	22.12%
June 30, 2013	23,171	3,248	119	1,051	27,589	19.73
September 30, 2013	13,293	2,691	253	1,636	17,873	12.78
December 31, 2013	13,692	2,346	1,368	600	18,006	12.88
March 31, 2014	1,955	1,136	1,178	1,182	5,451	3.90
June 30, 2014	1,384	1,710	669	841	4,604	3.29
September 30, 2014	1,740	854	1,543	979	5,116	3.66
December 31, 2014	1,113	1,463	827	––	3,403	2.43
Thereafter	745	13,307	12,809	––	26,861	19.21
Total	$83,517	$30,686	$18,861	$6,765	$139,829	100.00%

Borrowed Funds.  Our borrowings consist of term advances and repurchase agreements borrowed under agreements with the Federal Home Loan Bank of New York.  In addition we have access to overnight advances with the FHLBNY and other correspondent banks under line of credit facilities accessed from time to time.   At December 31, 2012, we had access to additional FHLBNY advances of up to $72.4 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At and For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$—	$—
Average balance during period	773	—	248
Maximum outstanding at any month end	5,250	—	—
Weighted average interest rate at end of period	—	—	—
Average interest cost during the year	0.39%	—	2.43%

Term advances:
Balance at end of period	$6,000	$11,000	$12,000
Average balance during period	9,708	11,552	20,378
Maximum outstanding at any month end	11,000	12,000	28,000
Weighted average interest rate at end of period	5.06%	4.28%	4.40%
Average interest cost during the year	4.40%	4.36%	4.66%

Repurchase agreements:
Balance at end of period	$—	$—	$3,000
Average balance during period	—	—	6,041
Maximum outstanding at any month end	—	—	13,000
Weighted average interest rate at end of period	—	—	6.74%
Average interest cost during the year	—	—	5.83%

Trust Activities

Oneida Savings Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts.  Trust services are offered through Oneida Savings Bank’s Trust Department.  Services include fiduciary services for trusts and estates, money management and custodial services.  At December 31, 2012, Oneida Savings Bank maintained 477 trust/fiduciary accounts, with total assets of $112.9 million under management as compared to 518 trust/fiduciary accounts, with total assets of $110.8 million at December 31, 2011. Management anticipates that in the future the Trust Department will become a more significant component of Oneida Savings Bank’s business.

Personnel

As of December 31, 2012, we had 319 full-time employees and 21 part-time employees.  The employees are not represented by a collective bargaining unit.  Management believes that we have a good relationship with its employees.

Regulation

General.  Oneida Savings Bank is a New York-chartered savings bank and our deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund.  Oneida Savings Bank is subject to extensive regulation by the New York State Department of Financial Services (the “Department”) as its chartering agency, and by the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts.  Oneida Savings Bank must file reports with the Department and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, including acquisitions of other financial institutions.  Oneida Savings Bank is examined periodically by the Department and the Federal Deposit Insurance Corporation to test Oneida Savings Bank’s compliance with various laws and regulations.  This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Oneida Savings Bank may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Dodd-Frank Act.  In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  As of July 21, 2011, the Dodd-Frank Act authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it currently regulates.  The Office of Thrift Supervision, which was Oneida Financial Corp.’s prior regulator, was eliminated.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage origination.

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

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  An institution is assigned an assessment rate based upon the supervisory risk category to which it is assigned and certain possible risk-based adjustments, with institutions perceived as less risky, paying lower rates.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.66 basis points of total assets less tangible capital.

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

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules would limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies subsequently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

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

Prompt Corrective Action.  The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law.  Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Based on the foregoing, Oneida Savings Bank is currently classified as a well-capitalized savings institution.  The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation.  For example, certain state-chartered banks, such as Oneida Savings Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended.  As of December 31, 2012, the Bank had $3.2 million of securities pursuant to this exception.  As a savings bank, Oneida Savings Bank may also continue to sell savings bank life insurance.  The FDIC may also permit otherwise prohibited activities for banks and their subsidiaries if applicable capital requirements are met and the activity is not deemed significantly risky to the insurance fund.

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

As a member, Oneida Savings Bank is required to purchase and maintain stock in the FHLB of New York.  As of December 31, 2012, Oneida Savings Bank had $1.9 million of FHLB stock.  The dividend yield from FHLB stock was 4.5% at December 31, 2012.  No assurance can be given that the FHLB will pay any dividends in the future.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company by the Federal Reserve Bank rather than as a bank holding company, Oneida Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Oneida Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test under Federal Reserve Board regulations.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2012 Oneida Savings Bank met the Qualified Thrift Lender test.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 have been grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The previously referenced proposed rules on regulatory capital would implement the Dodd-Frank Act directive.  However, the proposed rule does not mention the Dodd-Frank Act grandfather or transition period so it is uncertain whether either will be incorporated in any final rule.

Source of Strength and Dividends.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Oneida Financial Corp. to pay dividends or otherwise engage in capital distributions.

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

Federal Reserve System

General.  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At December 31, 2012, Oneida Savings Bank was in compliance with these reserve requirements.

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

Alternate Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oneida Financial Corp. and Oneida Savings Bank are subject to AMT however, neither corporation has any minimum tax credit carry forwards at December 31, 2012.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2009 and 2010 (but not both years) has been expanded to five years.  At December 31, 2012, Oneida Financial Corp. and Oneida Savings Bank had no net operating loss carry forward for federal income tax purposes.

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

Executive Officers of the Registrant

Listed below is information, as of December 31, 2012, concerning the Company’s executive officers.  There are no arrangements or understandings between the Registrant and any of the persons named below with respect to which he or she was or is to be selected as an officer.

Name	Age	Position and Term

Michael R. Kallet	62	President and Chief Executive Officer since 1998

Eric E. Stickels	51	Executive Vice President and Chief Financial Officer since 1998

Thomas H. Dixon	58	Executive Vice President and Chief Credit Officer since 1998

A COPY OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDAFINANCIAL.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

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

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2012, our investment securities available for sale totaled $228.4 million. Unrealized gains on our securities available for sale totaled $4.9 million and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

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

A majority of our real estate loans held for investment are adjustable-rate loans.  Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.  In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.  At December 31, 2012, approximately 55.6% of our total loans had adjustable rates of interest.

We could record future losses on our securities portfolio.

During the year ended December 31, 2012, we recognized no impairment losses on securities.  At December 31, 2012, we held trust preferred securities and corporate debt securities with unrealized losses of $1.5 million and $1.6 million, respectively.

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

At December 31, 2012, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, foreclosed real estate assets and non-accruing investment securities) totaled $2.2 million, which is a decrease of $3.1 million over non-performing assets at December 31, 2011.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Oneida Savings Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

At December 31, 2012, our portfolio of commercial real estate and multi-family loans totaled $77.2 million, or 24.6% of total loans, and our commercial business loans totaled $47.5 million, or 15.1% of total loans. We plan to continue to emphasize the origination of these types of loans.  Commercial real estate and commercial business loans generally expose us to a greater risk of nonpayment and loss than one-to-four family residential real estate lending because repayment of such loans often depends on the successful business operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Many of our borrowers have more than one commercial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2012, our home equity loans totaled $47.1 million, or 15.0% of our total loan portfolio.  Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans may have been as high as 90% at the time of origination and may be higher at present. At December 31, 2012, our consumer loans totaled $29.7 million, or 9.5% of our total loan portfolio, of which $26.2 million consisted of automobile loans.  Our automobile loans include a substantial number of automobile loans that are referred to us by participating automobile dealerships located in our market area, although our lending staff underwrites and approves such loans.  Our consumer loan portfolio also includes automobile loans originated directly by us, as well as unsecured loans and loans secured by other personal property.  Home equity loans and consumer loans generally have greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured.  In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans, any decrease in real estate values that adversely affect the value of the property serving as collateral for our loans would have a greater effect on the value of collateral securing a second mortgage. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

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

We hold certain other assets representing an investment in a risk retention group that in the future could be classified as either partially or fully impaired, which would reduce our earnings and the book values of these assets.

During 2012, the Company recorded an impairment charge related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The asset represented surplus notes to an insurance company specializing in professional liability for long-term care facilities.   At December 31, 2012, the Bank had surplus notes to an insurance company specializing in professional liability for medical malpractice of $2.0 million.  These surplus notes were performing as of December 31, 2012 and were not considered impaired.  A number of factors or combination of factors could require us to conclude in one or more future reporting periods that an impairment exists with respect to this asset and require us to realize the impairment which would reduce earnings.

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

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk transferred, directed the Federal Reserve Board to regulate the pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage originations.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the New York State Department of Financial Services, the Federal Deposit Insurance Corporation and the Federal Reserve Board, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, the New York State Department of Financial Services and the Federal Reserve Board.  Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

If our investment in the Federal Home Loan Bank of New York becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of New York to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate carrying value of our Federal Home Loan Bank common stock as of December 31, 2012 was $1.9 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

ITEM 1.B             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 10 additional full service branch offices.  The following table sets forth certain information concerning our property and equipment at December 31, 2012.  The aggregate net book value of our premises and equipment was $20.7 million at December 31, 2012.  Bailey & Haskell Associates conducts its business through five facilities set forth in the table below.  In addition, Bailey & Haskell Associates uses designated office space in Oneida Savings Bank’s branch office in Cazenovia New York.  Further, Bailey & Haskell Associates conducts business from two home offices maintained by Bailey & Haskell Associates sales representatives in Buffalo and New York City, New York.  Benefit Consulting Group conducts its business through one facility and also uses designated office space in Oneida Savings Bank’s main office in Oneida and branch offices in Cazenovia, Chittenango and Rome, New York.   Workplace Health Solutions conducts its business through one facility.

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2012
			(In thousands)

Main Office:
182 Main Street	1889	N/A	$2,779
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	523
41 Harden Boulevard
Camden, New York 13316

Canastota Branch	1999	N/A	640
104 S. Peterboro St.
Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,441
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch	1976	N/A	168
35 Broad Street
Hamilton, New York 13346

Convenience Center	1988	N/A	1,016
585 Main Street
Oneida, New York 13421

Chittenango Branch	2005	N/A	1,966
519 Genesee Street
Chittenango, New York 13037

Griffiss Park Branch	2005	N/A	5,078
160 Brooks Road
Rome, NY 13441

Vernon Branch	2007	N/A	1,021
5238 W. Seneca Street
Vernon, NY 13476

Westmoreland Branch	2007	N/A	71
4675 State Route 233
Westmoreland, NY 13490

Turin Road Branch	2011	N/A	2,051
7812 Turin Road
Rome, NY 13440

Mortgage Center
126 Lenox Avenue	1989	N/A	129
Oneida, New York 13421

	Original	Date of	Net Book Value
	Year	Lease	of Property and Equipment
Location	Acquired	Expiration	at December 31, 2012

Operations Center
169 Main Street	2001	N/A	598
Oneida, New York 13421

Bailey & Haskell Associates, Inc	2000	Various	374
(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.	2006	N/A	2,602
Benefit Consulting Group Inc.
Workplace Health Solutions
5232 Witz Drive
North Syracuse, New York 13212

Bailey & Haskell Associates, Inc.	2011	June 2016	N/M
95 Genesee Street
New Hartford, NY 13413

Bailey & Haskell Associates, Inc.	2009	Monthly	N/M
111 Clebourne Street
Suite 230A
Fort Mills, SC 29715

Bailey & Haskell Associates, Inc.	2012	December 2013	30
155 Erie Boulevard
Schenectady, NY 12301

Other Bank Property
102 S. Peterboro St.	2000	N/A	98
Canastota, New York 13032

6 Cambridge Avenue
Morrisville, New York 13408	2006	N/A	84

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

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company’s common stock, the section captioned “Stockholder Information” in the Company’s Annual Report to Stockholders for the Year Ended December 31, 2012 (the “Annual Report to Stockholders”) is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2012.

Equity Compensation Plans

Set forth below is certain information as of December 31, 2012 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders.  Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	197,500	$10.30	19,250 (options)/1,500 (shares of restricted stock)
Equity compensation plans not approved by stockholders	—	—	—
Total	197,500	$10.30	19,250 (options)/1,500 (shares of restricted stock)

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2007, as reported by the NASDAQ Market, through December 31, 2012, (b) the cumulative total return on stocks included in the S&P 500 Index over such period,(c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies located in the Mid-Atlantic region over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.  The graph reflects stock price information for the Company since July 7, 2010, and for the Company’s predecessor prior to that date, and reflects the impact of the exchange ratio used in the conversion for the period prior to July 7, 2010.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Oneida Financial Corp.	100.00	82.12	103.69	89.09	112.27	131.84
S&P 500	100.00	61.51	75.94	85.65	85.65	97.13
SNL Mid-Atlantic U.S. Thrifts	100.00	80.60	73.56	81.14	60.11	69.25
Nasdaq Bank Index	100.00	76.08	62.00	69.37	60.75	70.34

Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2007, the cumulative total value with dividends reinvested would be $131.84 at December 31, 2012.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2012.  The historical “Selected Financial Condition Data” and historical “Selected Operating Data” are derived from the audited financial statements.  The “Summary Quarterly Data”, “Selected Financial Ratios” and other data for all periods are unaudited.  All per share amounts from prior periods have been adjusted to reflect the Company’s stock offering and conversion which occurred on July 7, 2010, and the exchange ratio used in the conversion.  All financial information in these tables should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto.

	At December 31,
Selected Financial Condition Data:	2012	2011	2010	2009	2008
	(dollars in thousands)
Total assets	$681,391	$663,713	$661,579	$590,506	$540,130
Cash and cash equivalents	19,803	40,572	33,741	39,537	13,294
Loans receivable, net	311,703	286,604	284,479	297,080	303,798
Mortgage-backed securities	90,907	92,755	89,882	65,737	74,316
Investment securities	166,539	148,049	158,589	93,337	57,046
Trading securities	5,630	7,010	7,691	7,627	5,941
Goodwill and other intangibles	27,017	24,947	24,519	24,813	25,063
Interest bearing deposits	492,455	481,505	486,985	426,368	364,911
Non-interest bearing deposits	75,810	69,119	65,179	62,997	60,787
Borrowed funds	6,000	11,000	12,000	31,000	52,825
Total stockholders’ equity	93,040	87,961	85,920	59,116	54,829

	Years ended December 31,
Selected Operating Data:	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Total interest income	$22,765	$23,783	$23,780	$25,001	$26,734
Total interest expense	3,173	4,023	5,681	7,574	11,081
Net interest income	19,592	19,760	18,099	17,427	15,653
Provision for loan losses	740	1,050	1,650	760	525
Net interest income after provision for loan losses	18,852	18,710	16,449	16,667	15,128
Net investment gains (losses)	796	58	(901)	(1,507)	(959)
Change in fair value of trading securities	620	199	103	1,725	(7,675)
Impairment of other asset	(1,886)	—	—	—	—
Non-interest income	26,613	24,654	22,888	20,884	18,318
Non-interest expense	36,801	35,548	33,452	31,975	28,171
Intangible amortization	339	391	412	470	541
Income (loss) before income taxes	7,855	7,682	4,675	5,324	(3,900)
Income tax provision (benefit)	2,095	1,953	914	1,211	(2,223)
Net income (loss)	$5,760	$5,729	$3,761	$4,113	$(1,677)
Earnings (loss) per share - basic	$0.84	$0.82	$0.53	$0.58	$(0.24)
Earnings (loss) per share - diluted	$0.84	$0.82	$0.53	$0.58	$(0.24)
Cash dividends paid	$0.48	$0.48	$0.30	$0.24	$0.24

	Three Months Ended
Summary Quarterly Data:	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
	(dollars in thousands, except per share data)
Net interest income	$4,865	$4,920	$4,889	$4,919
Provision for loan losses	150	150	180	260
Net investment gains	97	60	265	374
Change in fair value of trading securities	436	241	(147)	89
Impairment of other asset	—	—	(1,886)	—
Non-interest income	6,827	6,535	6,134	7,117
Non-interest expense	9,381	9,032	8,996	9,730
Income before income taxes	2,694	2,574	79	2,509
Income tax provision	692	675	14	714
Net income	$2,002	$1,899	$65	$1,795
Earnings per share - basic	$0.290	$0.280	$0.010	$0.260
Earnings per share - diluted	$0.290	$0.280	$0.010	$0.260
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Three Months Ended
	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11
	(dollars in thousands, except per share data)
Net interest income	$4,839	$5,013	$5,039	$4,868
Provision for loan losses	400	550	50	50
Net investment (losses) gains	(224)	16	180	86
Change in fair value of trading securities	430	393	(665)	40
Impairment of other asset	—	—	—	—
Non-interest income	6,037	6,306	5,665	6,647
Non-interest expense	8,869	8,845	8,824	9,400
Income before income taxes	1,813	2,333	1,345	2,191
Income tax provision	400	637	389	527
Net income	$1,413	$1,696	$956	$1,664
Earnings per share - basic	$0.200	$0.240	$0.140	$0.240
Earnings per share - diluted	$0.200	$0.240	$0.140	$0.240
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Years ended December 31,
Selected Financial Ratios:	2012	2011	2010	2009	2008

Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.85%	0.86%	0.60%	0.73%	-0.31%
Return on average equity (ratio of net income to average equity)	6.40%	6.46%	5.14%	7.41%	-2.99%
Interest rate spread (1)	3.28%	3.30%	3.25%	3.55%	3.18%
Net interest margin (2)	3.37%	3.41%	3.38%	3.69%	3.42%
Efficiency ratio (3)	79.63%	80.04%	80.99%	82.99%	111.18%
Non-interest income to average total assets	3.94%	3.70%	3.67%	3.76%	1.78%
Non-interest expense to average total assets	5.49%	5.40%	5.39%	5.78%	5.27%
Ratio of average interest-earning assets to average interest-bearing liablitites	115.74%	115.47%	112.56%	108.73%	109.73%
Average equity to average total assets	13.32%	13.33%	11.73%	9.89%	10.42%
Equity to total assets (end of period)	13.65%	13.25%	12.99%	10.01%	10.15%
Tangible equity to tangible assets (end of period) (4)	10.09%	9.86%	9.64%	6.06%	5.78%
Dividend payout ratio (5)	57.20%	58.74%	56.07%	40.69%	-99.10%
Asset quality ratios:
Nonperforming assets to total assets (6)	0.32%	0.79%	1.15%	0.41%	0.09%
Nonperforming loans to total loans	0.23%	0.50%	1.38%	0.18%	0.17%
Net charge-offs to average loans	0.28%	0.85%	0.10%	0.16%	0.14%
Allowance for loan losses to loans receivable, net	0.89%	1.02%	1.51%	0.98%	0.87%
Allowance for loan losses to nonperforming loans	382.37%	201.81%	107.54%	526.50%	511.50%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	15.16%	15.62%	15.15%	10.73%	10.21%
Tier 1 capital (to risk-weighted assets)	14.50%	14.91%	14.11%	10.00%	9.49%
Tier 1 capital (to average assets)	9.33%	9.62%	9.17%	7.19%	6.64%

Number of full-service banking offices	11	12	11	12	12
Number of FTEs	325	330	325	318	314

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

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Dividends paid to public stockholders	$3,282	$3,365	$2,109	$1,674	$1,662
Dividends payable to Oneida Financial MHC	—	—	1,552	2,069	2,069
Dividends waived by Oneida Financial MHC	—	—	(1,552)	(2,069)	(2,069)
Total dividends paid	$3,282	$3,365	$2,109	$1,674	$1,662

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

(b)                                 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d — 15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”  In addition, see Item 1. “Executive Officers of the Registrant” for information concerning the Company’s executive officers.  Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement, specifically the section captioned “Meetings and Committees of the Board of Directors.”

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

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)      Financial Statements

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Statements of Condition,

December 31, 2012 and 2011

•                  Consolidated Statements of Income,

Years Ended December 31, 2012, 2011 and 2010

•                  Consolidated Statements of Comprehensive Income,

Years Ended December 31, 2012, 2011 and 2010

•                  Consolidated Statements of Changes in Stockholders’ Equity,

Years Ended December 31, 2012, 2011 and 2010

•                  Consolidated Statements of Cash Flows,

Years Ended December 31, 2012, 2011 and 2010

•                  Notes to Consolidated Financial Statements.

(a)(2)                  Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)      Exhibits

3.1	Articles of Incorporation of Oneida Financial Corp. (1)

3.2	Bylaws of Oneida Financial Corp. (1)

4	Form of Stock Certificate (2)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (3)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (4)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Thomas H. Dixon (5)

10.4	Employment Agreement between Bailey & Haskell Associates, Inc. and Pierre J. Morrisseau

10.5	Amendment to Employment Agreement between Bailey & Haskell Associates, Inc. and John F. Catanzarita (6)

10.6	Oneida Financial Corp. Performance Based Compensation Plan

10.7	Oneida Financial Corp. 2012 Equity Incentive Plan (7)

13	Annual Report to Stockholders

14	Code of Ethics (8)

16	Letter regarding change in certifying accountant (9)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail*

(*)   As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

(6)         Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with Securities and Exchange Commission on March 7, 2011 (File No. 001-34813).

(7)         Incorporated by reference to Appendix A of the Proxy Statement of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 22, 2012 (File No. 001-34813).

(8)         Incorporated by reference to the Annual Report on Form 10-K of Oneida Financial Corp., a Federal corporation, for the year ended December 31, 2003 (File No. 000-25101).

(9)         Incorporated by reference to the Current Report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant, of Oneida Financial Corp., a Federal corporation, filed on September 3, 2003 (File No. 000-25101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: March 20, 2013	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. Kallet	By:	/s/ Eric E. Stickels
	Michael R. Kallet, President and Chief		Eric E. Stickels, Executive Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	March 20, 2013	Date:	March 20, 2013

By:	/s/ Thomas H. Dixon	By:	/s/ Patricia D. Caprio
	Thomas H. Dixon, Executive Vice President		Patricia D. Caprio, Director

Date:	March 20, 2013	Date:	March 20, 2013

By:	/s/ John E. Haskell	By:	/s/ Rodney D. Kent
	John E. Haskell, Director		Rodney D. Kent, Director

Date:	March 20, 2013	Date:	March 20, 2013

By:	/s/ Richard B. Myers	By:	/s/ Ralph L. Stevens, M.D.
	Richard B. Myers, Director		Dr. Ralph L. Stevens, Director

Date:	March 20, 2013	Date:	March 20, 2013

By:	/s/ Frank O. White, Jr.	By:	/s/ John A. Wight, M.D.
	Frank O. White Jr., Director		Dr. John A. Wight, Director

Date:	March 20, 2013	Date:	March 20, 2013

By:	/s/ Gerald N. Volk	By:	/s/ Nancy E. Ryan
	Gerald N. Volk, Director		Nancy E. Ryan, Director

Date:	March 20, 2013	Date:	March 20, 2013