Form 10-K/A
period 2012-12-31
Oneida Financial Corp.
filed 2013-03-27
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

(2)                                 Annual Report to Stockholders (Part II).

Explanatory Note

We filed our Annual Report Form 10-K for the year ended December 31, 2012 on March 20, 2013 (the “Original Report”).  We are filing this Amendment No. 1 on Form 10-K/A(this “Amendment”) solely for the purpose of updating  the date  in the  Report of Independent Registered Public Accounting Firm included in Exhbit 13;  Annual Report to Stockholders.  The correct report date is March 20, 2013.  An incorrect date was inadvertently included in the Original Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are also furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002.  The certifications are attached as Exhibits 31.1, 31.2 and 32 to this Amendment.  The Exhibit section also has been revised to include as Exhibit 13 the updated Report of Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the original Form 10K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.

Date: March 27, 2013		By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. Kallet	By:	/s/ Eric E. Stickels
	Michael R. Kallet, President and Chief Executive Officer		Eric E. Stickels, Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 27, 2013		Date: March 27, 2013

By:	/s/ Thomas H. Dixon	By:	/s/ Patricia D. Caprio
	Thomas H. Dixon, Executive Vice President		Patricia D. Caprio, Director

Date: March 27, 2013		Date: March 27, 2013

By:	/s/ John E. Haskell	By:	/s/ Rodney D. Kent
	John E. Haskell, Director		Rodney D. Kent, Director

Date: March 27, 2013		Date: March 27, 2013

By:	/s/ Richard B. Myers	By:	/s/ Ralph L. Stevens, M.D.
	Richard B. Myers, Director		Dr. Ralph L. Stevens, Director

Date: March 27, 2013		Date: March 27, 2013

By:	/s/ Frank O. White, Jr.	By:	/s/ John A. Wight, M.D.
	Frank O. White Jr., Director		Dr. John A. Wight, Director

Date: March 27, 2013		Date: March 27, 2013

By:	/s/ Gerald N. Volk	By:	/s/ Nancy E. Ryan
	Gerald N. Volk, Director		Nancy E. Ryan, Director

Date: March 27, 2013		Date: March 27, 2013