Form 10-Q
period 2013-03-31
Oneida Financial Corp.
filed 2013-05-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,024,596 shares of the Registrant’s common stock outstanding as of May 1, 2013.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2013 (unaudited) and December 31, 2012 (unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Cash and due from banks	$20,373	$16,481
Federal funds sold	33,541	3,322
TOTAL CASH AND CASH EQUIVALENTS	53,914	19,803
Trading securities	3,947	5,630
Securities, available-for-sale	214,714	228,369
Securities, held-to-maturity (fair value $45,130 and $30,780 respectively)	43,720	29,077

Mortgage loans held for sale	—	1,029
Loans receivable	319,715	312,569
Deferred fees	820	881
Allowance for loan losses	(2,861)	(2,776)
LOANS RECEIVABLE, NET	317,674	310,674
Federal Home Loan Bank stock	1,660	1,936
Bank premises and equipment, net	20,368	20,669
Accrued interest receivable	2,363	2,065
Bank owned life insurance	17,703	17,576
Other assets	16,710	17,546
Goodwill	25,480	25,463
Other intangible assets	1,434	1,554
TOTAL ASSETS	$719,687	$681,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$536,616	$492,455
Non-interest bearing deposits	71,390	75,810
Borrowings	1,000	6,000
Other liabilities	16,796	14,086
TOTAL LIABILITIES	625,802	588,351
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 7,024,596 issued at March 31, 2013 and December 31, 2012)	70	70
Additional paid-in capital	42,852	42,684
Retained earnings	50,783	49,676
Accumulated other comprehensive income	443	911
Unallocated ESOP (44,965 and 44,965 shares)	(322)	(360)
Total Oneida Financial Corp stockholders’ equity	93,826	92,981
Noncontrolling interest	59	59
TOTAL STOCKHOLDERS’ EQUITY	93,885	93,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$719,687	$681,391

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,727	$3,808
Interest on investment securities	1,723	1,807
Dividends on equity securities	23	70
Interest on federal funds sold and interest-earning deposits	5	6
Total interest and dividend income	5,478	5,691
INTEREST EXPENSE:
Core deposits	232	281
Time deposits	374	426
Borrowings	28	118
Note payable	7	1
Total interest expense	641	826
NET INTEREST INCOME	4,837	4,865
Less: Provision for loan losses	100	150
Net interest income after provision for loan losses	4,737	4,715
INVESTMENT GAINS:
Net gains on sales of securities	243	97
Changes in fair value of trading securities	580	436
Total investment gains	823	533
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	5,970	5,503
Other operating income	1,252	1,324
Total non-interest income	7,222	6,827
NON-INTEREST EXPENSES:
Compensation and employee benefits	6,624	6,034
Occupancy expenses, net	1,285	1,206
Other operating expense	2,276	2,138
Total non-interest expenses	10,185	9,378
INCOME BEFORE INCOME TAXES	2,597	2,697
Provision for income taxes	644	692
NET INCOME	1,953	2,005
Less: net income attributable to noncontrolling interest	3	3
NET INCOME attributable to Oneida Financial Corp.	$1,950	$2,002
EARNINGS PER SHARE — BASIC	$0.28	$0.29
EARNINGS PER SHARE — DILUTED	$0.28	$0.29

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

	(In thousands)
Net income	$1,953	$2,005
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities available-for-sale:
Unrealized holding losses on securities arising during period	(806)	(352)
Reclassification adjustment for gains realized in income	(4)	(97)
Net unrealized losses	(810)	(449)
Income tax effect	324	180
Net change in securities available-for-sale	(486)	(269)
Unrealized holding losses on securities net of tax	(486)	(269)

Defined benefit pension plans:
Change in unrealized loss on pension benefits	30	35
Income tax effect	(12)	(14)
Net change in pension benefits	18	21
Other comprehensive loss, net of tax	(468)	(248)
Comprehensive income:	1,485	1,757
Comprehensive income attributable to the noncontrolling interest	(3)	(3)
Comprehensive income attributable to Oneida Financial Corp.	$1,482	$1,754

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total Equity Attributable to Oneida Financial Corp.	Non-Controlling Interest	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2013	7,024,596	$70	$42,684	$49,676	$911	$(360)	$92,981	$59	$93,040
Net income	—	—	—	1,950	—	—	1,950	3	1,953
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income, net of tax	—	—	—	—	(468)	—	(468)	—	(468)
Common stock dividends: $0.12 per share	—	—	—	(843)	—	—	(843)	—	(843)
Shares earned under stock plans	—	—	148	—	—	—	148	—	148
Shares committed to be released under ESOP plans	—	—	20	—	—	38	58	—	58
Balance as of March 31, 2013	7,024,596	$70	$42,852	$50,783	$443	$(322)	$93,826	$59	$93,885

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$1,953	$2,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	459
Amortization of premiums/discounts on securities, net	112	194
Net change in fair value of trading securities	(580)	(436)
Provision for loan losses	100	150
ESOP shares earned	58	46
Stock compensation earned	148	—
Loss on write down or sale of foreclosed assets	—	50
Gain on securities, net	(243)	(97)
Gain on sale of loans, net	(124)	(204)
Income tax payable	622	539
Accrued interest receivable	(298)	(287)
Other assets	581	1,586
Other liabilities	2,740	(4,713)
Earnings on bank owned life insurance	(127)	(141)
Origination of loans held for sale	(2,724)	(8,323)
Proceeds from sales of loans	3,877	8,384
Proceeds on the sale of trading securities	2,502	—
Net cash used in (provided by) operating activities	9,087	(788)
Investing Activities:
Purchase of securities available-for-sale	(21,719)	(51,773)
Proceeds from sale of securities available-for-sale	14,536	6,853
Maturities and calls of securities available-for-sale	14,051	12,404
Principal collected on securities available-for-sale	5,928	3,842
Purchase of securities held-to-maturity	(16,888)	(250)
Maturities and call of securities held-to-maturity	—	1,655
Principal collected on securities held-to-maturity	2,184	1,575
Purchase of FHLB stock	(710)	(186)
Redemption of FHLB stock	986	54
Net (increase) decrease in loans	(7,153)	530
Purchase of bank premises and equipment	(69)	(257)
Purchase of insurance agency	(17)	—
Net cash used in investing activities	(8,871)	(25,553)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	38,313	39,810
Net increase (decrease) in time deposits	1,428	(1,986)
Repayment of borrowings	(5,000)	—
Dividends on preferred stock of subsidiary held by noncontrolling interest	(3)	(3)

Cash dividends	(843)	(829)
Net cash provided by financing activities	33,895	36,992
Increase in cash and cash equivalents	34,111	10,651
Cash and cash equivalents at beginning of period	19,803	40,572
Cash and cash equivalents at end of period	$53,914	$51,223
Supplemental disclosures of cash flow information:
Cash paid for interest	$682	$826
Cash paid for income taxes	20	150
Supplemental noncash disclosures:
Transfer of loans to other real estate	53	—
Dividends declared and unpaid	843	829
Purchase of securities not settled	4,000	2,000

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2013

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be achieved for the remainder of 2013.

The data in the consolidated statements of condition for December 31, 2012 was derived from the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2012 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

During the quarter ended March 31, 2013, the Bank received regulatory approval to reorganize the business functions of its wholly-owned subsidiaries. While the reorganization will result in changes in the net income and operations of the subsidiaries, it will not have an impact in the basis of presentation contained in this Form 10-Q report. For more information, see Note E - Segment Information.

At December 31, 2012, the Company completed its acquisition of Schenectady Insuring Agency, Inc., an insurance agency operating in Schenectady, New York. The Company paid $795,149 in cash and established a note payable for $1.0 million to be paid monthly over 24 months with interest at 3.00% per annum to acquire 100% of the capital stock of the Schenectady Insuring Agency, Inc. Goodwill in the amount of $1.5 million and intangible assets in the amount of $929,000 were recorded in conjunction with the acquisition. Schenectady Insuring Agency, Inc. which was merged into Bailey and Haskell Associates, Inc. effective December 31, 2012. The Company began payment on the note in 2013.

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

Earnings per common share have been computed based on the following for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income attributable to Oneida Financial Corp.	$1,950,499	$2,001,628
Net earnings allocated to participating securities	(34,252)	—
Net earnings allocated to common stock	$1,916,247	$2,001,628

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic
Distributed earnings allocated to common stock	$827,352	$829,566
Undistributed earnings allocated to common stock	1,088,895	1,172,062
Net earnings allocated to common stock	$1,916,247	$2,001,628

Weighted average common shares outstanding including shares considered participating securities	6,954,584	6,913,049
Less: Average unallocated ESOP shares	44,912	78,904
Less: Average participating securities	116,362	—
Weighted average shares	6,793,310	6,834,145
Basic earnings per share	$0.28	$0.29

Diluted
Net earnings allocated to common stock	$1,916,247	$2,001,628

Weighted average common shares outstanding for basic earnings per common share	6,793,310	6,834,145
Add: Dilutive effects of assumed exercise of stock options and nonparticipaing shares	35,238	—
Weighted average shares and dilutive potential common shares	6,828,548	6,834,145
Diluted earnings per common share	$0.28	$0.29

There were no anti-dilutive stock options considered in the computation of diluted earnings per common share for the three months ended March 31, 2013.   There were no potentially dilutive securities outstanding for the three months ended March 31, 2012 as the shares were awarded in July 2012.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at March 31, 2013 and December 31, 2012:

Available-for-sale portfolio:	March 31, 2013
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$45,196	$82	$(71)	$45,207
Corporate	42,550	1,034	(1,594)	41,990
Agency asset backed securities	3,785	25	—	3,810
Trust preferred securities	5,263	1,551	(1,461)	5,353
State and municipal	43,604	2,450	(37)	46,017
Small business administration	13,103	389	—	13,492
	$153,501	$5,531	$(3,163)	$155,869
Mortgage-Backed Securities
Fannie Mae	$19,351	$673	$(9)	$20,015
Freddie Mac	14,195	108	(51)	14,252
Government National Mortgage Assoc.	22,085	932	(16)	23,001
Collateralized mortgage obligations	1,483	94	—	1,577
	$57,114	$1,807	$(76)	$58,845
Total available-for-sale	$210,615	$7,338	$(3,239)	$214,714

Held-to-maturity portfolio:	March 31, 2013
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$33	$—	$1,033
State and municipal	9,540	833	—	10,373
Small business administration	338	2	—	340
	$10,878	$868	$—	$11,746
Mortgage-Backed Securities
Fannie Mae	$20,268	$367	$(91)	$20,544
Freddie Mac	7,874	99	—	7,973
Government National Mortgage Assoc.	4,700	167	—	4,867
	$32,842	$633	$(91)	$33,384
Total held-to-maturity	$43,720	$1,501	$(91)	$45,130

Available-for-sale portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$47,210	$151	$(77)	$47,284
Corporate	40,740	1,006	(1,602)	40,144
Agency asset backed securities	5,800	29	—	5,829
Trust preferred securities	5,583	1,568	(1,530)	5,621
State and municipal	39,924	2,797	—	42,721
Small business administration	13,304	463	—	13,767
	$152,561	$6,014	$(3,209)	$155,366
Mortgage-Backed Securities
Fannie Mae	$20,698	$831	$(5)	$21,524
Freddie Mac	24,806	214	(27)	24,993
Government National Mortgage Assoc.	23,821	1,018	(19)	24,820
Collateralized mortgage obligations	1,574	92	—	1,666
	$70,899	$2,155	$(51)	$73,003
Total available-for-sale	$223,460	$8,169	$(3,260)	$228,369

Held-to-maturity portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$39	$—	$1,039
State and municipal	9,779	938	—	10,717
Small business administration	394	3	—	397
	$11,173	$980	$—	$12,153
Mortgage-Backed Securities
Fannie Mae	$9,723	$405	$—	$10,128
Freddie Mac	3,142	107	—	3,249
Government National Mortgage Assoc.	5,039	211	—	5,250
	$17,904	$723	$—	$18,627
Total held-to-maturity	$29,077	$1,703	$—	$30,780

The amortized cost and fair value of the investment securities portfolio at March 31, 2013 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$590	$598	$726	$730
After one year through five years	23,955	24,890	2,383	2,501
After five years through ten years	56,557	58,051	6,930	7,555
After ten years	72,399	72,330	839	960
Mortgage-backed securities	57,114	58,845	32,842	33,384
Total	$210,615	$214,714	$43,720	$45,130

 Sales of available-for-sale securities were as follows for the three months ended:

	Three months ended March 31,
	2013	2012
	(In thousands)
Proceeds	$14,536	$6,853
Gross gains	$87	$97
Gross losses	$(83)	$—

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
March 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-Sale	(In thousands)
U.S. Agencies	$18,935	$(71)	$—	$—	$18,935	$(71)
Corporate	9,691	(208)	8,604	(1,386)	18,295	(1,594)
Trust preferred securities	—	—	1,196	(1,461)	1,196	(1,461)
State and municipal	1,948	(37)	—	—	1,948	(37)
Small business administration	—	—	930	—	930	—
Fannie Mae	6,492	(9)	—	—	6,492	(9)
Freddie Mac	6,793	(46)	1,364	(5)	8,157	(51)
Government National Mortgage Assoc	1,240	(4)	2,613	(12)	3,853	(16)
Total securities available-for-sale in an unrealized loss position	$45,099	$(375)	$14,707	$(2,864)	$59,806	$(3,239)
Held-to-Maturity
Fannie Mae	$10,605	$(91)	$—	$—	$10,605	$(91)
Total securities held-to-maturity in an unrecognized loss position	$10,605	$(91)	$—	$—	$10,605	$(91)

	Less than 12 Months		More than 12 Months		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-Sale	(In thousands)
U.S. Agencies	$17,431	$(77)	$—	$—	$17,431	$(77)
Corporate	10,923	(137)	9,526	(1,465)	20,449	(1,602)
Trust preferred securities	—	—	1,174	(1,530)	1,174	(1,530)
Small business administration	—	—	942	—	942	—
Fannie Mae	3,543	(5)	—	—	3,543	(5)
Freddie Mac	5,909	(27)	—	—	5,909	(27)
Government National Mortgage Assoc.	2,702	(19)	—	—	2,702	(19)
Total securities available-for-sale in an unrealized loss position	$40,508	$(265)	$11,642	$(2,995)	$52,150	$(3,260)

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

As of March 31, 2013, the Company’s security portfolio consisted of 334 securities, 53 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S.  Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At March 31, 2013, of the 31 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at March 31, 2013 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Corporate Debt and Municipal Securities

At March 31, 2013, of the 17 corporate debt and municipal securities in an unrealized loss position, eight were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the eight securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.45%.  The unrealized loss was $1,170,000 and $1,190,000 at March 31, 2013 and December 31, 2012, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other seven securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade at March 31, 2013, with variable interest rates that have maturities ranging from 2015 to 2021.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Trust Preferred Securities

The Company has $5.4 million invested in nine trust preferred securities as of March 31, 2013. Five of the trust preferred securities totaling $1.2 million as of March 31, 2013 had unrealized losses that have been in a continuous loss position exceeding 12 months or more. The unrealized loss on these five securities was $1.5 million as of March 31, 2013 and December 31, 2012. Four of the trust preferred securities totaling $4.2 million were in an unrealized gain position of $1.6 million as of March 31, 2013. The unrealized gain on these four securities was $1.6 million as of December 31, 2012. Six of the nine securities have variable rates of interest and are on nonaccrual status.  Three of the securities have fixed rates of interest and are considered accruing as of March 31, 2013. Prior to September 30, 2012, these three securities were also considered to be on nonaccrual. Payments received on the trust preferred securities totaling $447,000 and $350,000 for the three months ended March 31, 2013 and 2012 , respectively, were applied to principal. The Company realized $127,000 of interest income on these securities for three months ended March 31, 2013.  There was no interest income realized on these securities for the three months ended March 31, 2012. The interest income realized was based on estimated cash flows using assumptions that are considered as part of our OTTI analysis for the three trust preferred securities that are considered accruing. There has been an increase in the expected cash flows during 2012 on these three trust preferred securities.   All of the trust preferred securities are pooled issuances.

The following table provides detailed information related to the trust preferred securities held as March 31, 2013:

Description	Class	Book Value (2)	Fair Value	Unrealized Gain (Loss)	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks and Insurance Companies Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral

			(Dollars In thousands)
Preferred Term Ltd.	Mezz	$546	$926	$380	$(337)	C	9	43.20%	16.19%	(13.90)%
Preferred Term Ltd.	Mezz	1,112	1,779	667	(683)	C	9	43.20%	16.19%	(13.90)%
Preferred Term Ltd.	Mezz	743	1,185	442	(456)	C	9	43.20%	16.19%	(13.90)%
Preferred Term X	B-3	709	517	(192)	(1,163)	C	33	34.70%	20.55%	(31.90)%
Preferred Term XV	B-2	634	267	(367)	(366)	C	49	33.50%	10.14%	(38.43)%
Preferred Term XV	B-3	641	273	(368)	(359)	C	49	33.50%	10.14%	(38.43)%
Preferred Term XXVI	C-1	673	139	(534)	(312)	C	48	29.20%	20.03%	(18.96)%
Preferred Term XXVI	D-1	—	—	—	(497)	C	48	29.20%	20.03%	(30.08)%
MMCF IX	B-2	205	267	62	(710)	CC	15	43.40%	19.25%	(57.77)%
		$5,263	$5,353	$90	$(4,883)
 _________________________________________________
(1)The table represents ratings information as of March 31, 2013.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of March 31, 2013.

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

Significant inputs at 3/31/2013
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	55% - 65%
Present value discount rates for OTTI	3.68% - 9.91%
Present value discount rates for fair value	12%- 15%

The discount rate ranges can vary depending on the index the instruments are tied to as well as the spread for each instrument. The company uses market-based yield indicators as a baseline for determining appropriate discount rates, then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific trust preferred securities. The Company looks principally to market yields to maturity for investment grade and non investment grade trust preferred securities for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific trust preferred securities. In addition, utilization of the individual trust preferred investment’s interest crediting rate and if applicable, margin index is utilized in calculating the expected cash flows.

Prepayments can occur at the discretion of the issuer on predetermined call increments.  The call provision allows the issuer to prepay some or the entire outstanding debt obligation on the fifth year and every fifth year thereafter.  Due to the general weakness of the financial sector and the regulatory requirements to maintain and increase the capitalization of U.S. banks, the Company concluded that the issuers were unlikely to prepay their outstanding debt obligation and thereby reducing their individual capital ratios during this challenging low interest rate cycle.

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management judgmentally establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.  Upon completion of the March 31, 2013 analysis, our model indicated that there was no other-than temporary impairment on these securities for the three months ended March 31, 2013. There was no other-than-temporary impairment recorded for the three months ended March 31, 2012.

These eight securities remain classified as available-for-sale at March 31, 2013.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future OTTI losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	(In thousands)
Beginning Balance	$5,879	$6,107
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(127)	—
Ending Balance	$5,752	$6,107

Note D — Loans Receivable

The components of loans receivable at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential mortgages	$108,164	$104,237
Home equity loans	46,308	47,083
Consumer loans	27,830	29,678
Commercial real estate	86,692	84,107
Commercial loans	50,721	47,464
	319,715	312,569
Deferred fees	820	881
Allowance for loan losses	(2,861)	(2,776)
Net loans	$317,674	$310,674

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

A loan is considered impaired,when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net at the fair value of the collateral.  For the troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  commercial real estate loans, commercial loans, consumer loans, home equity loans and residential mortgages.

Loans secured by commercial real estate and multi-family residential properties generally have larger principal balances than one-to-four family residential loans and involve a greater degree of risk. Commercial and multi-family residential mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate.

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

Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. In addition, consumer loans expand the products and services we offer to meet the financial services needs of our customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Residential real estate loans have as collateral a borrower’s primary residence.  The risk of loss on these loans would be due to collateral deficiencies reflecting market deterioration or location and condition of the property.  The foreclosure process of a primary residence is usually the final course of action on these types of loans. Given our underwriting criteria and the volume and balance of the loans as compared to collateral, the risk in this portfolio segment is lower than that of the other segments.

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$834	$857	$232	$281	$572	$2,776
Charge-offs	—	—	(50)	(2)	—	(52)
Recoveries	—	—	37	—	—	37
Provision for loan losses	76	18	4	(21)	23	100
Ending balance	$910	$875	$223	$258	$595	$2,861

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	—	—	(69)	—	—	(69)
Recoveries	1	—	24	—	1	26
Provision for loan losses	40	—	46	16	48	150
Ending balance	$576	$1,310	$327	$281	$513	$3,007

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

March 31, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$211	$26	$—	$—	$—	$237
Collectively evaluated for impairment	699	849	223	258	595	2,624
Total	$910	$875	$223	$258	$595	$2,861
Loans:
Individually evaluated for impairment	$774	$196	$—	$—	$—	$970
Collectively evaluated for impairment	49,947	86,496	27,830	46,308	108,164	318,745
Total	$50,721	$86,692	$27,830	$46,308	$108,164	$319,715

December 31, 2012	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$214	$23	$—	$—	$—	$237
Collectively evaluated for impairment	620	834	232	281	572	2,539
Total	$834	$857	$232	$281	$572	$2,776
Loans:
Individually evaluated for impairment	$885	$201	$—	$—	$—	$1,086
Collectively evaluated for impairment	46,579	83,906	29,678	47,083	104,237	311,483
Total	$47,464	$84,107	$29,678	$47,083	$104,237	$312,569

The following table presents information related to loans individually evaluated for impairment by segment of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	774	774	211	885	885	214
Commercial real estate	196	196	26	201	201	23
Total	$970	$970	$237	$1,086	$1,086	$237

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2013	March 31, 2012

	(In thousands)
With no related allowance recorded:	0	0
Commercial loans	$—	$—
Commercial real estate	—	—
With an allowance recorded	198	0
Commercial loans	848	—
Commercial real estate	198	836
Total	$1,046	$836

The impaired commercial real estate loans represents two loans.  The impaired commercial loans represents seven loans. Four of the commercial loans were considered troubled debt restructurings and totaled $556,000 as of March 31, 2013. One of the commercial real estate loans totaling $85,000 was for a customer who had a commercial loan considered to be a troubled debt restructuring. The remaining commercial loan and commercial real estate loan totaling $329,000 represented one relationship that was considered impaired. The average recorded investment of impaired commercial real estate loans for the three months ended March 31, 2012 was a commercial real estate relationship with multiple properties.  The loans were charged off in June 2012 except for $100,000 which was paid by a related party in July 2012.  Cash basis interest income was recognized for the three months ended March 31, 2013 of $13,000.  Cash basis interest income was not recognized for the three months ended March 31, 2012.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$58	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	150	—
Residential mortgages	475	—
Total	$683	$—

	December 31, 2012
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$59	$—
Commercial real estate	—	238
Consumer loans	—	—
Home equity	150	—
Residential mortgages	279	—
Total	$488	$238

The following represents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans.

	March 31, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$50,721	$218	$—	$—	$218	$50,503
Commercial real estate	86,692	—	—	—	—	86,692
Consumer loans	27,830	80	—	—	80	27,750
Home equity	46,308	34	—	150	184	46,124
Residential mortgages	108,164	4	57	418	479	107,685
Total	$319,715	$336	$57	$568	$961	$318,754

	December 31, 2012
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$47,464	$—	$—	$—	$—	$47,464
Commercial real estate	84,107	—	—	238	238	83,869
Consumer loans	29,678	85	—	—	85	29,593
Home equity	47,083	23	—	150	173	46,910
Residential mortgages	104,237	181	56	279	516	103,721
Total	$312,569	$289	$56	$667	$1,012	$311,557

Troubled Debt Restructurings

As of March 31, 2013 and December 31, 2012, the Company has a recorded investment in troubled debt restructurings of $556,000 and $662,000 respectively. The Company has allocated $184,000 and $186,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.  The Company has not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2013, there were no new loans modified that would be considered troubled debt restructurings.  There were no loans considered to be troubled debt restructurings for the three months ended March 31, 2012. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Four commercial loans were considered to be troubled debt restructurings as of March 31, 2013.  Each loan was a commercial line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates.  One of the commercial loans had a principal balance as of March 31, 2013 of $193,000 which was considered impaired and had a specific allowance of $20,000 based on the present value of estimated future cash flows.  This loan is currently performing in accordance with the modified terms of the loan.  In addition, one commercial loan had a principal balance of $306,000 as of March 31, 2013 which was considered impaired and had a specific allowance of $150,000 based on the present value of estimated future cash flows. This loan is currently performing in accordance with the modified terms of the loan. The two remaining commercial loans which represent one commercial relationship, with a principal balance of $57,000 as of March 31, 2013 which was considered impaired and had a specific allowance of $14,000 based on the present value of estimated future cash flows. These two loans are considered nonaccrual. These loans are currently paying in accordance with the modified terms.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial and commercial real estate with an outstanding relationship greater than $250,000.  Homogeneous loans are reviewed when appropriate given foreclosures, bankruptcies or relationships that include non-homogeneous loans. For homogeneous loan pools, such as residential mortgages, home equity and consumer loans, the Company uses the payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on at least a monthly basis by the Company’s personnel and on a quarterly basis with respect to determining the adequacy of the allowance for loan losses.  This analysis is performed on at least an annual basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $250,000 or are included in groups of homogeneous loans.

Based on the most recent analysis performed (all loans graded within past 12), the risk category by class of loan is as follows:

	March 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$16,777	$32,472	$816	$573	$83
Commercial real estate	16,592	69,764	—	308	28
Total	$33,369	$102,236	$816	$881	$111

	December 31, 2012
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$16,927	$29,752	$—	$700	$85
Commercial real estate	15,905	67,680	—	494	28
Total	$32,832	$97,432	$—	$1,194	$113

Note E — Segment Information

Effective January 1, 2013, the Bank reorganized its internal reporting segments to better align services provided to customers. Based on this re-alignment, the Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. The prior year segment information has not been restated because it is impracticable to do so based upon how product performance is now being accounted for within the accounting records. For the three months ended March 31, 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The activities of Workplace Health Solutions Inc. were merged into Bailey & Haskell Associates, Inc. as of January 1, 2013. Effective January 1, 2013, the activities of Benefit Consulting Group, Inc. were divided into three functions of which one was transferred to the banking franchise as it represents services similar to trust services, one was transferred to Bailey & Haskell Associates, Inc. as it resembles services already provided by the entity and the financial and advisory services remained at Benefit Consulting Group Inc. which is being developed into broker-dealer services.

Prior to January 1, 2013, the Bank determined that it had four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months March 31, 2012, the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended March 31, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,837	$—	$—	$4,837
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,737	—	—	4,737
Investment gains, net	823	—	—	823
Commissions and fees on sales of non-banking products	448	4,999	523	5,970
Other operating income	1,252	—	—	1,252
Non-interest expenses	4,952	4,058	685	9,695
Depreciation and amortization	391	91	8	490
Income (loss) before income taxes	1,917	850	(170)	2,597
Income tax expense (benefit)	366	347	(69)	644
Net income (loss)	1,551	503	(101)	1,953
Less: net income attributable to noncontrolling interest	3	—	—	3
Net income (loss) attributable to Oneida Financial Corp.	$1,548	$503	$(101)	$1,950
Total Assets	$696,479	$29,754	$2,091	$728,324

	Three Months Ended March 31, 2012
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total

	(In thousands)
Net interest income	$4,865	$—	$—	$—	$4,865
Provision for loan losses	150	—	—	—	150
Net interest income after provision for loan losses	4,715	—	—	—	4,715
Investment gains, net	533	—	—	—	533
Non-interest income	1,324	3,105	1,916	482	6,827
Non-interest expenses	4,484	2,543	1,450	442	8,919
Depreciation and amortization	397	41	21	—	459
Income before income taxes	1,691	521	445	40	2,697
Income tax expense	275	224	183	10	692
Net income	1,416	297	262	30	2,005
Less: net income attributable to noncontrolling interest	3	—	—	—	3
Net income attributable to Oneida Financial Corp.	$1,413	$297	$262	$30	$2,002
Total Assets	$650,233	$19,416	$6,519	$446	$676,614

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

	2013	2012
	(In thousands)
Total assets for reportable segments	$728,324	$676,614
Elimination of intercompany cash balances	(8,637)	(6,854)
Consolidated Total	$719,687	$669,760

Note F — Fair Value

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

Level 3:  Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities:  The fair values of trading securities and investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair value of level 3 investment securities are determined by the Company’s Finance Department, which reports to the Chief Financial Officer (CFO).  The CFO reviews the values and these are reported to the Investment Committee on a quarterly basis.  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments can be significant and typically result in a Level 3 classification of the inputs to determine fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$3,947	$1,016	$2,931	$—
Available-for-sale securities
U.S. Agencies	45,207	—	45,207	—
Corporate	41,990	—	41,990	—
Agency asset backed securities	3,810	—	3,810	—
Trust preferred securities	5,353	—	—	5,353
State and municipal	46,017	—	43,634	2,383
Small business administration	13,492	—	13,492	—
Residential mortgage-backed securities	57,268	—	57,268	—
Collateralized mortgage obligations	1,577	—	1,577	—
Total	$218,661	$1,016	$209,909	$7,736

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,630	$3,172	$2,458	$—
Available-for-sale securities
U.S. Agencies	47,284	—	47,284	—
Corporate	40,144	—	40,144	—
Agency asset backed securities	5,829	—	5,829	—
Trust preferred securities	5,621	—	—	5,621
State and municipal	42,721	—	40,105	2,616
Small business administration	13,767	—	13,767	—
Residential mortgage-backed securities	71,337	—	71,337	—
Collateralized mortgage obligations	1,666	—	1,666	—
Total	$233,999	$3,172	$222,590	$8,237

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferreds	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Purchases, sales, issuances and settlement, net	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trading Securities	Trust Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—	—
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Purchases, sales, issuances, and settlement, net	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744

The fair value of the Company’s trust preferred securities are determined internally by calculating discounted cash flows.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations.  Assumptions are back-tested on a quarterly basis as specific-issuer deferral and defaults that occurred are compared to those that were projected and ongoing assumptions are adjusted in accordance with the level of unexpected deferrals and defaults that occurred.  See Note C to the Consolidated Financial Statements for the significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities.

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

The Company’s Level 3 common and preferred equity security valuation was supported by analysis prepared by an independent third party.  The third party’s approach to determining fair value is based on the security characteristics including benchmark yields, reported trades, rating data and industry research reports.  Due to the limited trading activity of this individual security in the market, it was determined that this was valued using Level 3 inputs.  In addition, the Company reviews past history of the contractual payments and financial condition of the equity security in determining an appropriate market value for this type of security. This security was called in October 2012.

There were no impaired loans or other real estate owned, net that were measured at fair value as of March 31, 2013 or December 31, 2012.

Fair Value Option

The Company has elected the fair value option for certain preferred and common equity securities as they do not have stated maturity values and the fair value fluctuates with market changes.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. Interest income is recorded based on the contractual amount of interest income earned on financial assets (except any that are in nonaccrual status). Dividend income is recorded based on cash dividends.  Cash flows from the purchase and sale of securities for which the fair value option has been elected are shown as operating activities in the consolidated statement of cash flows.

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value for the three months ended March 31 is as follows:

	Three months ended
	March 31, 2013	March 31, 2012

	(In thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	580	436
Total change in fair value	$580	$436

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$53,914	$53,914	$—	$—	$53,914
Trading securities	3,947	1,016	2,931	—	3,947
Investment securities, available-for-sale	214,714	—	206,978	7,736	214,714
Investment securities, held-to-maturity	43,720	—	43,798	1,332	45,130
Loans held for sale	—	—	—	—	—
Loans receivable, net	317,674	—	—	327,489	327,489
Federal Home Loan Bank stock	1,660	N/A	N/A	N/A	N/A
Accrued interest receivable	2,363	—	1,359	1,004	2,363
Financial liabilities:	0
Deposits	$608,006	$466,749	$144,080	$—	$610,829
Borrowings	1,000	—	1,072	—	1,072
Accrued interest payable	10	3	7	—	10

December 31, 2012	Carrying Amount	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,803	$19,803	$—	$—	$19,803
Trading securities	5,630	3,172	2,458	—	5,630
Investment securities, available-for-sale	228,369	—	220,132	8,237	228,369
Investment securities, held-to-maturity	29,077	—	29,193	1,587	30,780
Loans held for sale	1,029	—	1,073	—	1,073
Loans receivable, net	310,674	—	—	321,207	321,207
Federal Home Loan Bank stock	1,936	N/A	N/A	N/A	N/A
Accrued interest receivable	2,065	—	1,077	988	2,065

Financial liabilities:
Deposits	$568,265	$428,436	$142,616	$—	$571,052
Borrowings	6,000	—	6,097	—	6,097
Accrued interest payable	31	4	27	—	31

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

(c ) Loans

Fair value of loans, excluding loans held for sale, are estimated as follows:  for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price

(d)   FHLB Stock

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

(f) Borrowings

The fair value of the Company’s borrowings are estimated using discounted cash flows analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $147,892 for the three months ended March 31, 2013.  There was no compensation cost related to this plan for the three months ended March 31, 2012 as the plan was started in July 2012.  The total income tax benefit was $56,938 for the three months ended March 31, 2013.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options have vesting periods of five years and have ten year contractual terms.  There were 19,250 shares available for future grants under the plan described above as of March 31, 2013. Compensation recorded in conjunction with the option awards was $9,604 for the three months ended March 31, 2013.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2013	2012
Risk-free interest rate	N/A	0.60%
Expected term	N/A	5.00 years
Expected stock price volatility	N/A	21.98%
Dividend yield	N/A	4.66%

A summary of activity in the stock option plan for 2013 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	197,500	$10.30	9.563	$69,125
Granted	—	$—	—	$—
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding at March 31, 2013	197,500	$10.30	9.325	$475,975
Fully Vested and expected to vest	197,500	0		$475,975
Exercisable as of March 31, 2013	—	$—	—	—

Information related to the stock option plan was as follows:

	2013	2012
Intrinsic value of options exercised	—	—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	—	$0.9885

As of March 31, 2013, there was $168,445 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 4.3 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the five year vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30.  RRP shares vest ratably over the five year vesting period on the anniversary date.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at March 31, 2013 and 130,000 shares were issued in July 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	130,000	10.30
Granted	—	$—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	130,000	$10.30

As of March 31, 2013, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 4.3 years. Compensation expense recorded in conjunction with the RRP awards was $65,868 for the three months ended March 31, 2013.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are three sets of performance criteria based on the individual award; (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33%; (2) three year cumulative earnings per share, annual loan growth rate and net charge off rate weighted at 33%; and (3) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of March 31, 2013, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance set.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 85,000 at March 31, 2013 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	85,000	$10.30
Granted	—	$—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	85,000	$10.30

As of March 31, 2013, there was $514,732 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 1.75 years. Compensation expense recorded in conjunction with the performance awards totaled $72,420 for the three months ended March 31, 2013.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months ended:

	Three months ended March 31, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(806)	$322	$(484)
Reclassification adjustment for gains included in net income (1)	(4)	2	(2)
Net unrealized gains on available-for-sale securities	(810)	324	(486)

Net gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18

Other comprehensive Income	$(780)	$312	$(468)

	Three months ended March 31, 2012
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(352)	$141	$(211)
Reclassification adjustment for gains included in net income (1)	(97)	39	(58)
Net unrealized gains on available-for-sale securities	(449)	180	(269)

Net gain (loss) arising during period (2)	35	(14)	21
Net unrecognized postretirement benefit obligation	35	(14)	21

Other comprehensive Income	$(414)	$166	$(248)
___________________________________
(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net gains (losses) on sales of securities on the consolidated statement of operations.

(2) Net gain(loss) arising during period which is comprised of net gain (loss) and amortization of prior gain (loss) is reporting in compensation and benefits on the consolidated statements of operations.

The following table represents a summary of the change in accumulated other comprehensive income balances, net of tax, for the three months ended March 31, 2013 and 2012:

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive income, during the period, net of adjustments	(484)	18	(466)
Amounts reclassified from AOCI	(2)	—	(2)
Other comprehensive income	(486)	18	(468)
Balance at March, 31, 2013	$2,460	$(2,017)	$443

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2012	$113	$(2,235)	$(2,122)
Other comprehensive income, during the period, net of adjustments	(211)	21	(190)
Amounts reclassified from AOCI	(58)	—	(58)
Other comprehensive income	(269)	21	(248)
Balance at March, 31, 2012	$(156)	$(2,214)	$(2,370)

Note I — Accounting Pronouncements

In February 2013, the FASB amended existing guidance related to reporting reclassifications out of accumulated other comprehensive income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this guidance are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company's operating results or financial condition.

In July 2012, the FASB amended existing guidance related to impairment testing on indefinite-lived intangible assets.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, if after the same assessment, it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s operating results or financial condition.

Note I — Impairment of Other Asset

During the three months ended September 30, 2012, the Company recorded an impairment charge of $1.9 million related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The Company contributed surplus notes to an insurance company specializing in professional liability for long-term care facilities.  The financing provided by the surplus notes enabled the insurance company to develop a specialty insurance sales line for our Company. Due to underwriting losses of this insurance company during 2012, the value of the surplus notes contributed to this venture was deemed fully impaired.  The Company’s insurance agency subsidiary represents numerous insurance outlets and the Company expects to maintain the commission revenue it has developed in this specialty insurance sales line. No further impairment has been identified on any other surplus notes during the three months ended March 31, 2013.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results Of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents Management’s Discussion and Analysis of Oneida Financial Corp. ("the Company’s") consolidated financial results of operations and condition and should be read in conjunction with the Company’s financial statements and notes thereto included herein.

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

GENERAL

Oneida Financial Corp. is the parent company of Oneida Savings Bank (“the Bank”).   The Company is a Maryland corporation and the successor to a Federal corporation of the same name through a second step conversion transaction completed on July 7, 2010.  The Company conducts no business other than holding the common stock of the Bank and general passive investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities.  Also contributing to our earnings is non-interest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance agency, benefit consulting and risk management subsidiaries and fees from trust services, and net gains and losses on sale of investments.  Interest income and non-interest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulation or government policies may materially affect our financial condition and results of operations.

RECENT DEVELOPMENTS

The Company announced on March 28, 2013, a quarterly cash dividend of $0.12 per share, which was paid on April 23, 2013 to its shareholders of record on April 9, 2013.

During the quarter ended March 31, 2013, the Bank received regulatory approval to reorganize the business functions of its wholly-owned subsidiaries. While the reorganization will result in changes in the net income and operations of the individual subsidiaries, it will not have an impact in the basis of presentation contained in this Form 10-Q report. For more information, see Note E - Segment Information.

At December 31, 2012, the Company completed its acquisition of Schenectady Insuring Agency, Inc., an insurance agency operating in Schenectady, New York. The Company paid $795,149 in cash and established a note payable for $1.0 million to be paid monthly over 24 months with interest at 3.00% per annum to acquire 100% of the capital stock of the Schenectady Insuring Agency, Inc. Goodwill in the amount of $1.5 million and intangible assets in the amount of $929,000 were recorded in conjunction with the acquisition. Schenectady Insuring Agency, Inc. which was merged into Bailey and Haskell Associates, Inc. effective December 31, 2012. The Company began payment on the note in 2013.

FINANCIAL CONDITION

ASSETS.  Total assets at March 31, 2013 were $719.7 million, an increase of $38.3 million, or 5.6%, from $681.4 million at December 31, 2012. The increase in total assets was primarily attributable to an increase in cash and cash equivalents and loans receivable.

Cash and cash equivalents increased $34.1 million, or 172.2%, to $53.9 million at March 31, 2013 from $19.8 million at December 31, 2012.  The increase in cash and cash equivalents reflects the increase in retail and municipal deposits and the timing of investing the excess cash on hand in higher yielding securities and loans.

Trading securities decreased $1.7 million, or 29.9%, to $3.9 million at March 31, 2013 as compared with $5.6 million at December 31, 2012. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities was due to the sale of $2.5 million of common equity securities offset by an increase in fair value during the first three months of 2013 that was reflected through the income statement.

Mortgage-backed securities increased $780,000, or 0.9%, to $91.7 million at March 31, 2013 as compared with $90.9 million at December 31, 2012.  Investment securities increased $208,000, or 0.1%, to $166.7 million at March 31, 2013 as compared to $166.5 million at December 31, 2012. The increase in mortgage-backed and investment securities was due to the reinvestment of proceeds received from sales, calls and principal pay downs during the quarter in order to obtain a higher return than is obtainable from cash and cash equivalents.

Loans receivable, including loans held for sale, increased $6.0 million, or 1.9%, to $317.7 million at March 31, 2013 as compared with $311.7 million at December 31, 2012.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. We sold $3.8 million in fixed rate residential loans, which represents the majority of the Company's fixed-rate residential loan origination volume during the three months ended March 31, 2013 with terms exceeding 15 years. Loan originations during the first three months of 2013 totaled $22.8 million as compared to total loan originations during the three months ended March 31, 2012 of $25.6 million.

LIABILITIES.  Total liabilities increased by $37.4 million, or 6.4%, to $625.8 million at March 31, 2013 from $588.4 million at December 31, 2012.  The increase was the result of an increase in deposits of $39.7 million and an increase in other liabilities of $2.7 million offset partially by a decrease in borrowings of $5.0 million.

Deposit accounts increased $39.7 million, or 7.0%, to $608.0 million at March 31, 2013 from $568.3 million at December 31, 2012.  Interest-bearing deposit accounts increased by $44.1 million, or 9.0%, to $536.6 million at March 31, 2013 from $492.5 million at December 31, 2012.  Non-interest bearing deposit accounts decreased $4.4 million, or 5.8%, to $71.4 million at March 31, 2013 from $75.8 million at December 31, 2012.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $9.2 million or 2.0% to $471.7 million at March 31, 2013 from $462.5 million at December 31, 2012.  Municipal deposits increased $30.5 million to $136.3 million at March 31, 2013 from $105.8 million at December 31, 2012.  This increase was concurrent with local tax collections by various municipalities.

Borrowings decreased $5.0 million, or 83.3%, to $1.0 million at March 31, 2013 from $6.0 million at December 31, 2012. The decrease in borrowings was due to our decision not to renew the Federal Home Loan Bank (“FHLB”) advances that matured during the first three months of 2013.  At March 31, 2013 our overnight line of credit was not in use.  Our overnight line of credit is used from time to time for liquidity management.

Other liabilities increased $2.7 million, or 19.1%, to $16.8 million at March 31, 2013 from $14.1 million at December 31, 2012. The increase in other liabilities is primarily due to an increase in investment purchases with trade dates in March and settlement dates after the quarter end.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at March 31, 2013 was $93.9 million, an increase of $845,000, or 0.9%, from $93.0 million at December 31, 2012.  The increase in stockholders’ equity was a result of net income of $2.0 million for the three months ended March 31, 2013, partially offset by the payment of cash dividends to stockholders.  Stockholders were paid quarterly dividends during the first three months of 2013 totaling $0.12 per share resulting in a reduction in stockholders’ equity of $843,000.  In addition, there was a decrease in the accumulated other comprehensive income of $468,000 at March 31, 2013 resulting from a decrease in the fair value of mortgage-backed and investment securities.

ANALYSIS OF NET INTEREST INCOME

Oneida Savings Bank’s principal business has historically consisted of offering savings accounts and other deposits to the general public and using the funds from such deposits to make loans secured by residential and commercial real estate, as well as consumer and commercial business loans.  Oneida Savings Bank also invests a significant portion of its assets in investment securities and mortgage-backed securities both of which have classifications of available-for-sale and held-to-maturity.  Our results of operations depends primarily upon net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as the changing interest rates when differences exist in the repricing of assets or liabilities.

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three months ended March 31,						Twelve Months Ended Dec. 31,
	2013			2012			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable	$315,725	$3,727	4.72%	$289,053	$3,808	5.27%	$296,156	$15,126	5.11%
Investment and mortgage-backed securities	249,718	1,723	2.76%	246,300	1,807	2.93%	256,853	7,273	2.83%
Federal funds	16,064	5	0.12%	34,054	6	0.07%	22,178	22	0.10%
Equity securities	5,172	23	1.78%	7,020	70	3.99%	6,929	344	4.96%
Total interest-earning assets	586,679	5,478	3.73%	576,427	5,691	3.95%	582,116	22,765	3.91%
Non interest-earning Assets:
Cash and due from banks	11,595			11,995			11,154
Other assets	85,648			79,958			82,691
Total assets	$683,922			$668,380			$675,961
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$169,777	$142	0.34%	$180,974	$199	0.44%	$176,382	$751	0.43%
Savings accounts	119,200	76	0.26%	105,886	68	0.26%	111,387	303	0.27%
Interest-bearing checking	75,069	14	0.08%	66,029	14	0.09%	67,322	55	0.08%
Time deposits	138,623	374	1.09%	137,548	426	1.25%	137,250	1,630	1.19%
Borrowings	2,830	28	4.01%	11,000	118	4.31%	10,481	431	4.11%
Notes payable	957	7	2.97%	183	1	2.20%	109	3	2.75%
Total interest-bearing liabilities	506,456	641	0.51%	501,620	826	0.66%	502,931	3,173	0.63%
Non-interest-bearing Liabilities:
Demand deposits	73,136			67,870			72,288
Other liabilities	10,613			10,248			10,728
Total liabilities	$590,205			$579,738			$585,947
Stockholders’ equity	93,717			88,642			90,014
Total liabilities and stockholders’ equity	$683,922			$668,380			$675,961
Net Interest Income		$4,837			$4,865			$19,592
Net Interest Spread			3.22%			3.29%			3.28%
Net Earning Assets	$80,223			$74,807			$79,185
Net yield on average Interest-earning assets		3.30%			3.38%			3.37%
Average interest-earning assets to average Interest-bearing liabilities		115.84%			114.91%			115.74%

RESULTS OF OPERATIONS

General.  Net income for the three months ended March 31, 2013 was $2.0 million compared to $2.0 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, basic and diluted net income per share was $0.28 as compared with basic and diluted net income per share of $0.29 for the three months ended March 31, 2012.

Net income from operations for the first quarter of 2013, excluding the non-cash charges and benefits to earnings, as referenced in the table below, was $1.5 million. This compares to net income from operations for the 2012 first quarter of $1.7 million. The decrease in operating earnings in the first quarter of 2013 as compared with the same period last year was primarily the result of a decrease in net interest income and an increase in non-interest expense; partially offset by an increase in non-interest income, a decrease in the provision for loan losses and a decrease in the provision for income taxes.  The table below summarizes the Company’s operating results excluding these cumulative non-cash benefits related to the change in fair value of trading securities in each period.

Reported Results and Operating Results/Non-Gaap
(excluding non-cash gains and losses recognized under the fair value option)
(All amounts in thousands except net income per diluted share)

	Three Months Ending March 31, 2013	Three Months Ending March 31, 2012
Net income attributable to Oneida Financial Corp.	$1,950	$2,002
Less:
Change in fair value of investments	(580)	(436)
Income tax effect	144	112
Operating results attributable to Oneida Financial Corp.	$1,514	$1,678
Reported net income per diluted share	$0.22	$0.25
Operating net income per diluted share	$0.22	$0.25

     The change in fair value of investments for the three months ended March 31, 2013 in the table above excludes $239,000 in gains received upon the sale of certain trading assets during the period.

We believe these non-GAAP financial measures provide a meaningful comparison of the underlying operational performance of our business, and facilitate investors’ assessments of business and performance trends in comparison to others in the financial services industry.  In addition, we believe this alternative presentation of these items enables management to perform a more effective evaluation and comparison of our results and to assess overall performance of our business in relation to our ongoing operations.

Interest and Dividend Income.  Interest and dividend income decreased by $213,000, or 3.7%, to $5.5 million for the three months ended March 31, 2013 from $5.7 million for the three months ended March 31, 2012.  Interest and fees on loans decreased by $81,000 for the three months ended March 31, 2013 as compared with the same period in 2012.  Interest and dividend income on mortgage-backed and other investment securities decreased $131,000 to $1.7 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012.  Interest income earned on federal funds sold decreased $1,000 during the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.

For the three months ended March 31, 2013, the decrease in income on loans resulted from a decrease of 55 basis points in the average yield on loans to 4.72% from 5.27% offset by an increase of $26.6 million in the average balance of loans to $315.7 million in the first quarter of 2013 from $289.1 million in the first quarter of 2012.  At March 31, 2013, net loans receivable were $317.7 million as compared with $286.1 million at March 31, 2012; an increase of 11.0%. During 2012, the Bank began retaining a portion of the one-to-four family residential mortgages with maturities less than 15 years. Residential mortgages increased $19.4 million from March 31, 2012 to March 31, 2013. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 17 basis points in the average yield earned to 2.76% from 2.93% offset by an increase of $3.4 million in the average balance of investment and mortgage-backed securities to $249.7 million in the first quarter of 2013 from $246.3 million in the first quarter of 2012. The decrease in average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is the result of the timing of investing cash on hand during the first three months of 2013.

Interest income on federal funds sold decreased as a result of a decrease in the average balance of federal funds sold to $16.1 million during the first quarter of 2013 as compared with $34.1 million during the first quarter of 2012 partially offset by an increase in average yield of 5 basis points.

Income from equity securities decreased due to a decrease in the average balance to $5.2 million for the three months ended March 31, 2013 from $7.0 million for the three months ended March 31, 2012 as well as a decrease in the average yield of 221 basis points.   The decrease in the average balance and average yield was the result of a called preferred equity security during the fourth quarter of 2012.

Interest Expense.  Interest expense decreased $185,000, or 22.4%, to $641,000 for the three months ended March 31, 2013 from $826,000 for the three months ended March 31, 2012.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the first quarter of 2013 of $101,000, decreasing to $606,000 from $707,000 during the first quarter of 2012.  In addition, borrowing expense decreased to $28,000 for the three months ended March 31, 2013 compared with $118,000 for the three months ended March 31, 2012.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $11.1 million, or 3.1%, to $364.0 million at an average cost of 0.26% during the first quarter of 2013 from $352.9 million at an average cost of 0.32% during the first quarter of 2012.  During the same period the average balance of time deposits increased $1.1 million, or 0.8%, to $138.6 million in the first quarter of 2013 from $137.5 million during the first quarter of 2012 and the average rate paid on time deposits decreased 16 basis points.

The decrease in borrowing expense for the first quarter 2013 as compared to the first quarter 2012 was due to a decrease in the average balance of borrowings outstanding in the March 31, 2013 period to $2.8 million as compared with $11.0 million during the March 31, 2012 period as well as a 30 basis point decrease in the average rate paid on borrowed funds to 4.01% for the 2013 period. The decrease in borrowings was due to our decision not to renew the FHLB advances that matured during 2012 and 2013.

Provision for Loan Losses.  The total provision for loan losses was $100,000 for the three months ended March 31, 2013 as compared to a provision of $150,000 for the three months ended March 31, 2012. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the first quarter 2013 reflects changes in the composition of the portfolio and an improvement in our asset quality.  Loans individually evaluated for impairment totaled $970,000 at March 31, 2013 and had an allocated allowance for loan loss reserve of $237,000.  Loans individually evaluated for impairment totaled $1.1 million and had an allocated allowance for loan loss reserve of $237,000 at December 31, 2012. The decrease in loans individually evaluated for impairment is due to payments received on the outstanding loan balances.

Nonperforming loans totaled $683,000 or 0.21% of total loans at March 31, 2013 compared with $1.7 million or 0.58% of total loans at March 31, 2012.   Net charge-off activity for the three months ended March 31, 2013 was $15,000 as compared with $43,000 in net charge-offs during the three months ended March 31, 2012. The balance of the allowance for loan losses was $2.9 million or 0.90% of loans receivable at March 31, 2013 compared with $3.0 million or 1.05% of loans receivable at March 31, 2012. The decrease in nonperforming loans and the balance of the allowance for loan losses from March 31, 2012 to March 31, 2013 is primarily attributable to the charge-off in June 2012 of a specifically reserved, impaired commercial real estate loan with a principal balance of $836,000.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended March 31, 2013 the market value of our trading securities increased $819,000 as compared with an increase of $436,000 in the 2012 period. The increase in market value of the Company's trading securities in the first quarter of 2013 includes $239,000 in gains received upon the sale of $2.5 million in certain trading assets during the period which is reflective of the increase in broader equity markets during the period.

During the first quarter of 2013 the Company realized $4,000 of investment gains. This compares with realized gains of $97,000 during the three months ended March 31, 2012.

Non-Interest Income.  Non-interest income increased by $395,000, or 5.8%, to $7.2 million for the three months ended March 31, 2013 from $6.8 million for the three months ended March 31, 2012.  Revenue derived from commissions and fees on sales of non-banking products increased $467,000, or 8.5%, to $6.0 million during the three months ended March 31, 2013 as compared with $5.5 million during the three months ended March 31, 2012. The increase was primarily due to the revenue resulting from the previously announced acquisition of a Schenectady, New York based insurance agency which was merged into the Company's insurance subsidiary effective December 31, 2012.

Deposit account service fees increased slightly to $680,000 during the three months ended March 31, 2013 from $632,000 during the three months ended March 31, 2012.  Changes to product features in 2013 resulted in the increase in deposit service fee revenue.

The increases were partially offset by a decrease in loan sale and servicing income, which totaled $206,000 in the first quarter of 2013 as compared with $311,000 in the first quarter of 2012. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank to provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased in the current quarter as compared with the 2012 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $807,000, or 8.6%, to $10.2 million for the three months ended March 31, 2013 from $9.4 million for the three months ended March 31, 2012.  The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2013 was $6.6 million, an increase of $590,000, or 9.8%, from the first quarter of 2012.  The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense as well as the addition of the insurance acquisition effective December 31, 2012.

Building occupancy and equipment expense increased $79,000, or 6.6%, to $1.3 million for the three months ended March 31, 2013 as compared to $1.2 million during the three months ended March 31, 2012.

Other operating expenses increased $138,000, or 6.5%, to $2.3 million for the three months ended March 31, 2013 as compared to $2.1 million during the three months ended March 31, 2012.

Provision for Income Taxes.  Provision for income taxes was $644,000 for the three months ended March 31, 2013, a decrease of $48,000 from the first quarter 2012 income tax provision recorded of $692,000.  The change in the effective tax rate from 25.7% for the three months ended March 31, 2012 to 24.8% for the three months ended March 31, 2013 is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2013, loan originations totaled $22.8 million compared to $25.6 million during the first quarter of 2012. The purchases of securities available-for-sale totaled

$21.7 million during the first quarter of 2013 as compared to $51.8 million during the first quarter of 2012. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2013 the Company had outstanding commitments to originate loans of approximately $6.8 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.8 million at March 31, 2013 for loan closing pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $48.5 million at March 31, 2013 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of March 31, 2013 the total of cash, interest-earning demand accounts and federal funds sold was $53.9 million.

At March 31, 2013, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at March 31, 2013 and December 31, 2012 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2013:
Total Capital
(to Risk Weighted Assets)	$65,911	15.44%	$34,143	8%	$42,679	10%
Tier I Capital
(to Risk Weighted Assets)	$63,050	14.77%	$17,071	4%	$25,607	6%
Tier I Capital
(to Average Assets)	$63,050	9.59%	$26,292	4%	$32,864	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)	$63,591	15.16%	$33,552	8%	$41,940	10%
Tier I Capital
(to Risk Weighted Assets)	$60,815	14.50%	$16,776	4%	$25,164	6%
Tier I Capital
(to Average Assets)	$60,815	9.33%	$26,064	4%	$32,580	5%

ONEIDA FINANCIAL CORP.

SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2013 and 2012 (unaudited)

(Annualized where appropriate)

	Three Months Ending December 31,
	2013	2012
Performance Ratios:
Return on average assets	1.14%	1.20%
Return on average equity	8.32%	9.03%
Return on average tangible equity	11.69%	12.57%
Interest rate spread	3.22%	3.29%
Net interest margin	3.30%	3.38%
Efficiency Ratio	83.46%	77.98%
Non-interest income to average total assets	4.22%	4.14%
Non-interest expense to average total assets	5.96%	5.55%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.84%	114.91%
Asset Quality Ratios:
Non-performing assets to total assets	0.20%	0.75%
Non-performing loans to total loans	0.21%	0.58%
Net charge-offs to average loans	0.00%	0.02%
Allowance for loan losses to non-performing loans	418.89%	179.31%
Allowance for loan losses to loans receivable	0.90%	1.05%
Capital Ratios:
Average equity to average total assets	13.70%	13.26%
Equity to total assets (end of period)	13.05%	12.71%
Tangible equity to tangible assets (end of period)	9.67%	9.49%

TEM 3.                                                  Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at March 31, 2013, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At March 31, 2013, the Bank had $94.9 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 4.6 years, and fixed rate residential mortgage loans totaled $55.5 million representing 17.4% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report to Stockholders.  There has been no material change in the Company’s interest rate risk profile since December 31, 2012.

ITEM 4.                                                  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods or submits specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1a                                                     Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Item 2                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended March 31, 2013.

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
 _________________________________________________

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

ONEIDA FINANCIAL CORP.
Date:	May 14, 2013	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer
Date:	May 14, 2013	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer