Form 10-Q
period 2013-06-30
Oneida Financial Corp.
filed 2013-08-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,024,596 shares of the Registrant’s common stock outstanding as of August 1, 2013.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2013 (unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
	In thousands, except share data)
ASSETS
Cash and due from banks	$11,421	$16,481
Federal funds sold	185	3,322
TOTAL CASH AND CASH EQUIVALENTS	11,606	19,803
Trading securities	4,252	5,630
Securities, available-for-sale	227,819	228,369
Securities, held-to-maturity (fair value $42,604 and $30,780 respectively)	42,129	29,077

Mortgage loans held for sale	552	1,029
Loans receivable	326,218	312,569
Deferred fees	831	881
Allowance for loan losses	(2,942)	(2,776)
LOANS RECEIVABLE, NET	324,107	310,674
Federal Home Loan Bank stock	1,656	1,936
Bank premises and equipment, net	20,229	20,669
Accrued interest receivable	2,221	2,065
Bank owned life insurance	17,820	17,576
Other assets	19,284	17,546
Goodwill	25,479	25,463
Other intangible assets	1,319	1,554
TOTAL ASSETS	$698,473	$681,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$519,010	$492,455
Non-interest bearing deposits	74,678	75,810
Borrowings	1,000	6,000
Other liabilities	12,611	14,086
TOTAL LIABILITIES	607,299	588,351
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized 7,024,596 issued at June 30, 2013 and December 31, 2012)	70	70
Additional paid-in capital	43,026	42,684
Retained earnings	51,432	49,676
Accumulated other comprehensive (loss) income	(3,129)	911
Unallocated ESOP (44,965 and 44,965 shares)	(284)	(360)
Total Oneida Financial Corp stockholders’ equity	91,115	92,981
Noncontrolling interest	59	59
TOTAL STOCKHOLDERS’ EQUITY	91,174	93,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$698,473	$681,391

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,754	$3,760	$7,481	$7,568
Interest on investment securities	1,772	1,903	3,495	3,710
Dividends on equity securities	22	70	46	140
Interest on federal funds sold and interest-earning deposits	6	7	10	13
Total interest and dividend income	5,554	5,740	11,032	11,431
INTEREST EXPENSE:
Core deposits	256	293	488	574
Time deposits	380	408	753	834
Borrowings	14	117	42	235
Note payable	6	2	14	3
Total interest expense	656	820	1,297	1,646
NET INTEREST INCOME	4,898	4,920	9,735	9,785
Less: Provision for loan losses	100	150	200	300
Net interest income after provision for loan losses	4,798	4,770	9,535	9,485
INVESTMENT GAINS:
Net gains on sales of securities	263	60	267	157
Changes in fair value of trading securities	305	241	1,124	677
Total investment gains	568	301	1,391	834
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	5,998	5,420	11,968	10,923
Other operating income	1,246	1,115	2,498	2,439
Total non-interest income	7,244	6,535	14,466	13,362
NON-INTEREST EXPENSES:
Compensation and employee benefits	6,790	5,830	13,414	11,864
Occupancy expenses, net	1,337	1,128	2,622	2,334
Other operating expense	2,443	2,074	4,719	4,213
Total non-interest expenses	10,570	9,032	20,755	18,411
INCOME BEFORE INCOME TAXES	2,040	2,574	4,637	5,270
Provision for income taxes	548	675	1,192	1,367
NET INCOME	1,492	1,899	3,445	3,903
Less: net income attributable to noncontrolling interest	—	—	3	3
NET INCOME attributable to Oneida Financial Corp.	$1,492	$1,899	$3,442	$3,900
EARNINGS PER SHARE — BASIC	$0.22	$0.28	$0.50	$0.57
EARNINGS PER SHARE — DILUTED	$0.21	$0.28	$0.49	$0.57

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

	(In thousands)
Net income	$1,492	$1,899	$3,445	$3,903
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities available-for-sale:
Unrealized holding (losses) gains on securities arising during period	(5,719)	2,349	(6,527)	1,997
Reclassification adjustment for gains realized in income	(263)	(60)	(267)	(157)
Net unrealized (losses) gains	(5,982)	2,289	(6,794)	1,840
Income tax effect	2,393	(916)	2,717	(736)
Net change in securities available-for-sale	(3,589)	1,373	(4,077)	1,104

Defined benefit pension plans:
Change in unrealized loss on pension benefits	30	35	61	70
Income tax effect	(12)	(14)	(24)	(28)
Net change in pension benefits	18	21	37	42
Other comprehensive (loss) income, net of tax	(3,571)	1,394	(4,040)	1,146
Comprehensive (loss) income:	(2,079)	3,293	(595)	5,049
Comprehensive income attributable to the noncontrolling interest	—	—	(3)	(3)
Comprehensive (loss) income attributable to Oneida Financial Corp.	$(2,079)	$3,293	$(598)	$5,046

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total Equity Attributable to Oneida Financial Corp.	Non-Controlling Interest	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2013	7,024,596	$70	$42,684	$49,676	$911	$(360)	$92,981	$59	$93,040
Net income	—	—	—	3,442	—	—	3,442	3	3,445
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income, net of tax	—	—	—	—	(4,040)	—	(4,040)	—	(4,040)
Common stock dividends: $0.24 per share	—	—	—	(1,686)	—	—	(1,686)	—	(1,686)
Shares earned under stock plans	—	—	297	—	—	—	297	—	297
Shares committed to be released under ESOP plans	—	—	45	—	—	76	121	—	121
Balance as of June 30, 2013	7,024,596	$70	$43,026	$51,432	$(3,129)	$(284)	$91,115	$59	$91,174

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013 (unaudited) and 2012 (unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$3,445	$3,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	976	910
Amortization of premiums/discounts on securities, net	216	406
Net change in fair value of trading securities	(1,124)	(677)
Provision for loan losses	200	300
ESOP shares earned	121	95
Stock compensation earned	297	—
Loss on write down or sale of foreclosed assets	18	66
Gain on securities, net	(267)	(157)
Gain on sale of loans, net	(196)	(289)
Income tax payable	(115)	(211)
Accrued interest receivable	(156)	(99)
Other assets	1,165	1,638
Other liabilities	(2,415)	(3,827)
Earnings on bank owned life insurance	(244)	(218)
Origination of loans held for sale	(5,724)	(11,505)
Proceeds from sales of loans	6,397	11,649
Proceeds on the sale of trading securities	2,502	—
Net cash provided by operating activities	5,096	1,984
Investing Activities:
Purchase of securities available-for-sale	(49,133)	(91,697)
Proceeds from sale of securities available-for-sale	18,999	6,913
Maturities and calls of securities available-for-sale	15,070	35,753
Principal collected on securities available-for-sale	10,005	8,278
Purchase of securities held-to-maturity	(17,674)	(3,302)
Maturities and call of securities held-to-maturity	292	11,655
Principal collected on securities held-to-maturity	4,196	4,024
Purchase of FHLB stock	(1,342)	(862)
Redemption of FHLB stock	1,622	600
Net increase in loans	(13,780)	(7,607)
Purchase of bank premises and equipment	(300)	(362)
Proceeds from the sale of foreclosed property	35	71
Purchase of insurance agency	(17)	—
Net cash used in investing activities	(32,027)	(36,536)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	21,832	12,076
Net increase (decrease) in time deposits	3,591	(2,059)
Repayment of borrowings	(5,000)	—

Proceeds from borrowings	—	3,000
Dividends on preferred stock of subsidiary held by noncontrolling interest	(3)	(3)
Repurchase and retirement of common shares	—	(1,039)
Cash dividends	(1,686)	(1,659)
Net cash provided by financing activities	18,734	10,316
Decrease in cash and cash equivalents	(8,197)	(24,236)
Cash and cash equivalents at beginning of period	19,803	40,572
Cash and cash equivalents at end of period	$11,606	$16,336
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,318	$1,647
Cash paid for income taxes	1,306	1,575
Supplemental noncash disclosures:
Transfer of loans to other real estate	147	151
Dividends declared and unpaid	843	817
Purchase of securities not settled	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of June 30, 2013 and December 31, 2012 and for the three month and six month periods ended June 30, 2013 and 2012.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results to be achieved for the remainder of 2013.

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

Earnings per common share have been computed based on the following for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income attributable to Oneida Financial Corp.	$1,491,892	$1,898,792	$3,442,391	$3,900,420
Net earnings allocated to participating securities	(25,908)	—	(59,935)	—
Net earnings allocated to common stock	$1,465,984	$1,898,792	$3,382,456	$3,900,420

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic
Distributed earnings allocated to common stock	$827,352	$817,152	$1,654,703	$1,646,717
Undistributed earnings allocated to common stock	638,632	1,081,640	1,727,753	2,253,703
Net earnings allocated to common stock	$1,465,984	$1,898,792	$3,382,456	$3,900,420

Weighted average common shares outstanding including shares considered participating securities	6,961,644	6,882,354	6,958,134	6,897,702
Less: Average unallocated ESOP shares	40,164	74,156	42,525	76,530
Less: Average participating securities	109,943	—	113,135	—
Weighted average shares	6,811,537	6,808,198	6,802,474	6,821,172
Basic earnings per share	$0.22	$0.28	$0.50	$0.57

Diluted
Net earnings allocated to common stock	$1,465,984	$1,898,792	$3,382,456	$3,900,420

Weighted average common shares outstanding for basic earnings per common share	6,811,537	6,808,198	6,802,474	6,821,172
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	53,070	—	44,638	—
Weighted average shares and dilutive potential common shares	6,864,607	6,808,198	6,847,112	6,821,172
Diluted earnings per common share	$0.21	$0.28	$0.49	$0.57

There were no anti-dilutive stock options considered in the computation of diluted earnings per common share for the three months and six months ended June 30, 2013.   There were no potentially dilutive securities outstanding for the three months and six months ended June 30, 2012 as the shares were awarded in July 2012.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at June 30, 2013 and December 31, 2012:

Available-for-sale portfolio:	June 30, 2013
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$59,159	$28	$(2,323)	$56,864
Corporate	43,670	818	(2,164)	42,324
Agency asset backed securities	3,699	30	—	3,729
Trust preferred securities	4,674	1,469	(1,224)	4,919
State and municipal	45,858	1,218	(262)	46,814
Small business administration	14,081	144	(41)	14,184
	$171,141	$3,707	$(6,014)	$168,834
Mortgage-Backed Securities
Fannie Mae	$23,557	$314	$(476)	$23,395
Freddie Mac	12,606	67	(171)	12,502
Government National Mortgage Assoc.	21,083	641	(39)	21,685
Collateralized mortgage obligations	1,316	87	—	1,403
	$58,562	$1,109	$(686)	$58,985
Total available-for-sale	$229,703	$4,816	$(6,700)	$227,819

Held-to-maturity portfolio:	June 30, 2013
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$27	$—	$1,027
State and municipal	9,999	593	(73)	10,519
Small business administration	323	2	—	325
	$11,322	$622	$(73)	$11,871
Mortgage-Backed Securities
Fannie Mae	$18,970	$225	$(409)	$18,786
Freddie Mac	7,500	66	(80)	7,486
Government National Mortgage Assoc.	4,337	124	—	4,461
	$30,807	$415	$(489)	$30,733
Total held-to-maturity	$42,129	$1,037	$(562)	$42,604

Available-for-sale portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$47,210	$151	$(77)	$47,284
Corporate	40,740	1,006	(1,602)	40,144
Agency asset backed securities	5,800	29	—	5,829
Trust preferred securities	5,583	1,568	(1,530)	5,621
State and municipal	39,924	2,797	—	42,721
Small business administration	13,304	463	—	13,767
	$152,561	$6,014	$(3,209)	$155,366
Mortgage-Backed Securities
Fannie Mae	$20,698	$831	$(5)	$21,524
Freddie Mac	24,806	214	(27)	24,993
Government National Mortgage Assoc.	23,821	1,018	(19)	24,820
Collateralized mortgage obligations	1,574	92	—	1,666
	$70,899	$2,155	$(51)	$73,003
Total available-for-sale	$223,460	$8,169	$(3,260)	$228,369

Held-to-maturity portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$39	$—	$1,039
State and municipal	9,779	938	—	10,717
Small business administration	394	3	—	397
	$11,173	$980	$—	$12,153
Mortgage-Backed Securities
Fannie Mae	$9,723	$405	$—	$10,128
Freddie Mac	3,142	107	—	3,249
Government National Mortgage Assoc.	5,039	211	—	5,250
	$17,904	$723	$—	$18,627
Total held-to-maturity	$29,077	$1,703	$—	$30,780

The amortized cost and fair value of the investment securities portfolio at June 30, 2013 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$578	$584	$1,721	$1,753
After one year through five years	23,188	23,952	2,387	2,521
After five years through ten years	71,429	70,883	6,791	7,080
After ten years	75,946	73,415	423	517
Mortgage-backed securities	58,562	58,985	30,807	30,733
Total	$229,703	$227,819	$42,129	$42,604

 Sales of available-for-sale securities were as follows for the three and six months ended:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$4,464	$—	$18,999	$6,913
Gross gains	$276	$60	$363	$157
Gross losses	$(13)	$—	$(96)	$—

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$52,484	$(2,323)	$—	$—	$52,484	$(2,323)
Corporate	14,666	(790)	7,117	(1,374)	21,783	(2,164)
Trust preferred securities	—	—	724	(1,224)	724	(1,224)
State and municipal	5,281	(262)	—	—	5,281	(262)
Small business administration	3,150	(41)	4	—	3,154	(41)
Fannie Mae	15,153	(476)	—	—	15,153	(476)
Freddie Mac	7,825	(170)	961	(1)	8,786	(171)
Government National Mortgage Assoc.	3,104	(21)	2,544	(18)	5,648	(39)
Total securities available-for-sale in an unrealized loss position	$101,663	$(4,083)	$11,350	$(2,617)	$113,013	$(6,700)
Held-to-maturity
State and municipal	$1,547	$(73)	$—	$—	$1,547	$(73)
Fannie Mae	11,045	(409)	—	—	11,045	(409)
Freddie Mac	4,901	(80)	—	—	4,901	(80)
Total securities held-to-maturity in an unrecognized loss position	$17,493	$(562)	$—	$—	$17,493	$(562)

	Less than 12 Months		More than 12 Months		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$17,431	$(77)	$—	$—	$17,431	$(77)
Corporate	10,923	(137)	9,526	(1,465)	20,449	(1,602)
Trust preferred securities	—	—	1,174	(1,530)	1,174	(1,530)
Small business administration	—	—	942	—	942	—
Fannie Mae	3,543	(5)	—	—	3,543	(5)
Freddie Mac	5,909	(27)	—	—	5,909	(27)
Government National Mortgage Assoc.	2,702	(19)	—	—	2,702	(19)
Total securities available-for-sale in an unrealized loss position	$40,508	$(265)	$11,642	$(2,995)	$52,150	$(3,260)

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

As of June 30, 2013, the Company’s security portfolio consisted of 354 securities, 99 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S.  Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At June 30, 2013, of the 66 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, four were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at June 30, 2013 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Corporate Debt and Municipal Securities

At June 30, 2013, of the 29 corporate debt and municipal securities in an unrealized loss position, six were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the six securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.42%.  The unrealized loss was $1,216,000 and $1,190,000 at June 30, 2013 and December 31, 2012, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other five securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade at June 30, 2013, with variable interest rates that have maturities ranging from 2015 to 2021.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Trust Preferred Securities

The Company has $4.9 million invested in eight trust preferred securities as of June 30, 2013. Four of the trust preferred securities totaling $724,000 as of June 30, 2013 had unrealized losses that have been in a continuous loss position exceeding 12 months or more. The unrealized loss on these four securities was $1.2 million as of June 30, 2013. As of December 31, 2012, there were five securities totaling $1.2 million that had been in a continuous loss position exceeding 12 months. The unrealized loss on these five securities was $1.5 million as of December 31, 2012. During the second quarter 2013, Preferred Term X which had a principal balance of $681,000 was sold and a gain of $209,000 was realized on the sale. Four of the trust preferred securities totaling $4.2 million were in an unrealized gain position of $1.5 million as of June 30, 2013. The unrealized gain on these four securities was $1.6 million as of December 31, 2012. Five of the eight securities have variable rates of interest and are on nonaccrual status.  Three of the securities have fixed rates of interest and are considered accruing as of June 30, 2013. Prior to September 30, 2012, these three securities were also considered to be on nonaccrual. Payments received on the trust preferred securities totaling $452,000 and $350,000 for the six months ended June 30, 2013 and 2012, respectively, were applied to principal. The Company realized $125,000 and $251,000 of interest income on these securities for three and six months ended June 30, 2013.  There was no interest income realized on these securities for the six months ended June 30, 2012. The interest income realized was based on estimated cash flows using assumptions that are considered as part of our OTTI analysis for the three trust preferred securities that are considered accruing. All of the trust preferred securities are pooled issuances.

The following table provides detailed information related to the trust preferred securities held as June 30, 2013:

Description	Class	Book Value (2)	Fair Value	Unrealized Gain (Loss)	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks and Insurance Companies Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral

			(Dollars In thousands)
Preferred Term Ltd.	Mezz	$576	$926	$350	$(337)	C	9	43.20%	16.11%	(13.90)%
Preferred Term Ltd.	Mezz	1,169	1,779	610	(683)	C	9	43.20%	16.11%	(13.90)%
Preferred Term Ltd.	Mezz	781	1,185	404	(456)	C	9	43.20%	16.11%	(13.90)%
Preferred Term XV	B-2	634	277	(357)	(366)	C	49	30.80%	9.95%	(31.31)%
Preferred Term XV	B-3	641	282	(359)	(359)	C	49	30.80%	9.95%	(31.31)%
Preferred Term XXVI	C-1	673	165	(508)	(312)	C	47	30.20%	17.98%	(19.83)%
Preferred Term XXVI	D-1	—	—	—	(497)	C	47	30.20%	17.98%	(31.39)%
MMCF IX	B-2	200	305	105	(710)	CC	14	44.40%	15.74%	(60.27)%
		$4,674	$4,919	$245	$(3,720)
 _________________________________________________
(1)The table represents ratings information as of June 30, 2013.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of June 30, 2013.

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

Significant inputs at 6/30/2013
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 80%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	55% - 65%
Present value discount rates for OTTI	3.99% - 9.91%
Present value discount rates for fair value	12%- 15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including Fitch Score and “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.  Upon completion of the June 30, 2013 analysis, our model indicated that there was no other-than-temporary impairment on these securities for the six months ended June 30, 2013. There was no other-than-temporary impairment recorded for the six months ended June 30, 2012.

Eight securities remain classified as available-for-sale at June 30, 2013.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future OTTI losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
	(In thousands)
Beginning Balance	$5,879	$6,107
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(252)	—
Ending Balance	$5,627	$6,107

Note D — Loans Receivable

The components of loans receivable at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Residential mortgages	$111,674	$104,237
Home equity loans	46,918	47,083
Consumer loans	27,790	29,678
Commercial real estate	87,658	84,107
Commercial loans	52,178	47,464
	326,218	312,569
Deferred fees	831	881
Allowance for loan losses	(2,942)	(2,776)
Net loans	$324,107	$310,674

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$910	$875	$223	$258	$595	$2,861
Charge-offs	—	—	(26)	—	(18)	(44)
Recoveries	—	—	24	1	—	25
Provision for loan losses	85	9	(1)	(31)	38	100
Ending balance	$995	$884	$220	$228	$615	$2,942

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$833	$857	$232	$282	$572	$2,776
Charge-offs	—	—	(76)	(2)	(18)	(96)
Recoveries	—	—	61	1	—	62
Provision for loan losses	162	27	3	(53)	61	200
Ending balance	$995	$884	$220	$228	$615	$2,942

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$576	$1,310	$327	$281	$513	$3,007
Charge-offs	—	(654)	(9)	—	—	(663)
Recoveries	—	1	10	1	—	12
Provision for loan losses	142	22	(12)	—	(2)	150
Ending balance	$718	$679	$316	$282	$511	$2,506

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	—	(654)	(78)	—	—	(732)
Recoveries	1	1	34	1	1	38
Provision for loan losses	182	22	34	16	46	300
Ending balance	$718	$679	$316	$282	$511	$2,506

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

June 30, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$235	$24	$—	$—	$—	$259
Collectively evaluated for impairment	760	860	220	228	615	2,683
Total	$995	$884	$220	$228	$615	$2,942
Loans:
Individually evaluated for impairment	$1,259	$526	$—	$—	$—	$1,785
Collectively evaluated for impairment	50,919	87,132	27,790	46,918	111,674	324,433
Total	$52,178	$87,658	$27,790	$46,918	$111,674	$326,218

December 31, 2012	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$214	$23	$—	$—	$—	$237
Collectively evaluated for impairment	619	834	232	282	572	2,539
Total	$833	$857	$232	$282	$572	$2,776
Loans:
Individually evaluated for impairment	$885	$201	$—	$—	$—	$1,086
Collectively evaluated for impairment	46,579	83,906	29,678	47,083	104,237	311,483
Total	$47,464	$84,107	$29,678	$47,083	$104,237	$312,569

The following table presents information related to loans individually evaluated for impairment by segment of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	1,259	1,259	235	885	885	214
Commercial real estate	526	526	24	201	201	23
Total	$1,785	$1,785	$259	$1,086	$1,086	$237

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$100	$—	$—
Commercial real estate	—	—	—	—
With an allowance recorded	198	0	1317	0
Commercial loans	1,268	—	1,317	—
Commercial real estate	531	640	536	788
Total	$1,799	$740	$1,853	$788

At June 30, 2013, impaired commercial real estate loans represents three loans.  At June 30, 2013, impaired commercial loans represents nine loans. Six of the commercial loans were considered troubled debt restructurings and totaled $1.1 million as of June 30, 2013. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. The remaining three commercial loans totaling $205,100 represented one relationship that was considered impaired. The average recorded investment of impaired commercial real estate loans for the three months and six months ended June 30, 2012 was a commercial real estate relationship with multiple properties.  The loans were charged off in June 2012 except for $100,000 which was paid by a related party in July 2012.  Cash basis interest income of $25,000 and $50,000 was recognized for the three months and six months ended June 30, 2013, respectively.  Cash basis interest income was not recognized for the three months and six months ended June 30, 2012.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$260	$—
Commercial real estate	—	—
Consumer loans	1	—
Home equity	150	—
Residential mortgages	357	—
Total	$768	$—

	December 31, 2012
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$59	$—
Commercial real estate	—	238
Consumer loans	—	—
Home equity	150	—
Residential mortgages	279	—
Total	$488	$238

The following represents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans.

	June 30, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$52,178	$—	$—	$—	$—	$52,178
Commercial real estate	87,658	—	—	—	—	87,658
Consumer loans	27,790	111	—	1	112	27,678
Home equity	46,918	83	—	150	233	46,685
Residential mortgages	111,674	178	—	357	535	111,139
Total	$326,218	$372	$—	$508	$880	$325,338

	December 31, 2012
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$47,464	$—	$—	$—	$—	$47,464
Commercial real estate	84,107	—	—	238	238	83,869
Consumer loans	29,678	85	—	—	85	29,593
Home equity	47,083	23	—	150	173	46,910
Residential mortgages	104,237	181	56	279	516	103,721
Total	$312,569	$289	$56	$667	$1,012	$311,557

Troubled Debt Restructurings

As of June 30, 2013 and December 31, 2012, the Company has a recorded investment in troubled debt restructurings of $1.1 million and $662,000 respectively. The Company has allocated $188,000 and $186,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.  The Company has not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended June 30, 2013, there were two new loans modified that would be considered troubled debt restructurings.  There were no loans considered to be troubled debt restructurings for the three months ended June 30, 2012. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Six commercial loans were considered to be troubled debt restructurings as of June 30, 2013.  Each loan was a commercial line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates.  One of the commercial loans had a principal balance as of June 30, 2013 of $188,000 which was considered impaired and had a specific allowance of $19,000 based on the present value of estimated future cash flows.  This loan is currently performing in accordance with the modified terms of the loan.  In addition, one commercial loan had a principal balance of $306,000 as of June 30, 2013 which was considered impaired and had a specific allowance of $150,000 based on the present value of estimated future cash flows. This loan is currently performing in accordance with the modified terms of the loan. Two commercial loans which represent one commercial relationship, with a principal balance of $55,000 as of June 30, 2013 which was considered impaired and had a specific allowance of $14,000 based on the present value of estimated future cash flows. These two loans are considered nonaccrual. These loans are currently paying in accordance with the modified terms. The remaining two commercial loans which represent one commercial relationship, were new troubled debt restructurings during the quarter. The principal balance of $505,000 as of June 30, 2013, was considered impaired and had a specific allowance of $6,000 based on the present value of estimated future cash flows. These loans are currently paying in accordance with the modified terms. As of June 30, 2013, there was no difference between the pre-modification outstanding recorded investment and the post-modification outstanding recorded investment of troubled debt restructurings.

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

Based on the most recent analysis performed (all loans graded within past 12), the risk category by class of loan is as follows:

	June 30, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$16,680	$34,067	$126	$1,231	$74
Commercial real estate	15,529	71,358	444	327	—
Total	$32,209	$105,425	$570	$1,558	$74

	December 31, 2012
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$16,927	$29,752	$—	$700	$85
Commercial real estate	15,905	67,680	—	494	28
Total	$32,832	$97,432	$—	$1,194	$113

Note E — Segment Information

Effective January 1, 2013, the Bank reorganized its internal reporting segments to better align services provided to customers. Based on this re-alignment, the Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. The prior year segment information has not been restated because it is impracticable to do so based upon how product performance is now being accounted for within the accounting records. For the three months and six months ended June 30, 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The activities of Workplace Health Solutions Inc. were merged into Bailey & Haskell Associates,

Inc. as of January 1, 2013. Effective January 1, 2013, the activities of Benefit Consulting Group, Inc. were divided into three functions of which one was transferred to the banking franchise as it represents services similar to trust services, one was transferred to Bailey & Haskell Associates, Inc. as it resembles services already provided by the entity and the financial and advisory services remained at Benefit Consulting Group Inc. which is being developed into broker-dealer services.

Prior to January 1, 2013, the Bank determined that it had four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and six months ended June 30, 2012 the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three months ended June 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,898	$—	$—	$4,898
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,798	—	—	4,798
Investment gains, net	568	—	—	568
Commissions and fees on sales of non-banking products	477	4,917	604	5,998
Other operating income	1,246	—	—	1,246
Non-interest expenses	5,145	4,249	690	10,084
Depreciation and amortization	387	90	9	486
Income (loss) before income taxes	1,557	578	(95)	2,040
Income tax expense (benefit)	347	237	(36)	548
Net income (loss)	1,210	341	(59)	1,492
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Oneida Financial Corp.	$1,210	$341	$(59)	$1,492
Total Assets	$675,635	$29,250	$2,108	$706,993

	Three months ended June 30, 2012
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total

	(In thousands)
Net interest income	$4,920	$—	$—	$—	$4,920
Provision for loan losses	150	—	—	—	150
Net interest income after provision for loan losses	4,770	—	—	—	4,770
Investment gains, net	301	—	—	—	301
Non-interest income	1,115	3,126	1,813	481	6,535
Non-interest expenses	4,323	2,435	1,371	451	8,580
Depreciation and amortization	388	42	21	1	452
Income before income taxes	1,475	649	421	29	2,574
Income tax expense	209	280	174	12	675
Net income	1,266	369	247	17	1,899
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Oneida Financial Corp.	$1,266	$369	$247	$17	$1,899
Total Assets	$656,287	$20,675	$7,060	$428	$684,450

	Six months ended June 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$9,735	$—	—	9,735
Provision for loan losses	200	—	—	200
Net interest income after provision for loan losses	9,535	—	—	9,535
Investment gains, net	1,391	—	—	1,391
Commissions and fees on sales of non banking products	925	9,916	1,127	11,968
Non-interest income	2,498	—	—	2,498
Non-interest expenses	10,097	8,307	1,375	19,779
Depreciation and amortization	778	181	17	976
Income (loss) before income taxes	3,474	1,428	(265)	4,637
Income tax expense (benefit)	713	584	(105)	1,192
Net income (loss)	2,761	844	(160)	3,445
Less: net income attributable to noncontrolling interest	3	—	—	3
Net income (loss) attributable to Oneida Financial Corp.	$2,758	$844	$(160)	$3,442
Total Assets	$675,635	$29,250	$2,108	$706,993

	Six months ended June 30, 2012
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total

	(In thousands)
Net interest income	$9,785	$—	$—	$—	$9,785
Provision for loan losses	300	—	—	—	300
Net interest income after provision for loan losses	9,485	—	—	—	9,485
Investment losses, net	834	—	—	—	834
Non-interest income	2,439	6,231	3,729	963	13,362
Non-interest expenses	8,808	4,978	2,821	894	17,501
Depreciation and amortization	786	82	41	1	910
Income before income taxes	3,164	1,171	867	68	5,270
Income tax expense	484	504	357	22	1,367
Net income	2,680	667	510	46	3,903
Less: net income attributable to noncontrolling interest	3	—	—	—	3
Net income attributable to Oneida Financial Corp.	$2,677	$667	$510	$46	$3,900
Total Assets	$656,287	$20,675	$7,060	$428	$684,450

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of June 30:

	2013	2012
	(In thousands)
Total assets for reportable segments	$706,993	$684,450
Elimination of intercompany cash balances	(8,520)	(8,176)
Consolidated Total	$698,473	$676,274

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$4,252	$1,047	$3,205	$—
Available-for-sale securities
U.S. Agencies	56,864	—	56,864	—
Corporate	42,324	—	42,324	—
Agency asset backed securities	3,729	—	3,729	—
Trust preferred securities	4,919	—	—	4,919
State and municipal	46,814	—	44,593	2,221
Small business administration	14,184	—	14,184	—
Residential mortgage-backed securities	57,582	—	57,582	—
Collateralized mortgage obligations	1,403	—	1,403	—
Total	$232,071	$1,047	$223,884	$7,140

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,630	$3,172	$2,458	$—
Available-for-sale securities
U.S. Agencies	47,284	—	47,284	—
Corporate	40,144	—	40,144	—
Agency asset backed securities	5,829	—	5,829	—
Trust preferred securities	5,621	—	—	5,621
State and municipal	42,721	—	40,105	2,616
Small business administration	13,767	—	13,767	—
Residential mortgage-backed securities	71,337	—	71,337	—
Collateralized mortgage obligations	1,666	—	1,666	—
Total	$233,999	$3,172	$222,590	$8,237

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferreds	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Pay downs on securities	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	125	—	125
Gain on sale of securities	208	—	208
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(33)	—	(33)
Pay downs on securities	—	(94)	(94)
Sales of securities	(889)	—	(889)
Included in other comprehensive income	155	(68)	87
Ending balance June 30, 2013	$4,919	$2,221	$7,140

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trading Securities	Trust Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—	—
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Pay downs on securities	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—	—
Other changes in fair value	89	—	—	89
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	—	—	—
Pay downs on securities	—	—	(1,543)	(1,543)
Included in other comprehensive income	—	191	50	241
Ending balance June 30, 2012	$1,996	$3,648	$4,887	$10,531

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

There were no impaired loans or other real estate owned, net that were measured at fair value as of June 30, 2013 or December 31, 2012.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value for the three months and six months ended June 30, 2013 is as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

	(In thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	305	241	1,124	677
Total change in fair value	$305	$241	$1,124	$677

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$11,606	$11,606	$—	$—	$11,606
Trading securities	4,252	1,047	3,205	—	4,252
Investment securities, available-for-sale	227,819	—	220,679	7,140	227,819
Investment securities, held-to-maturity	42,129	—	40,820	1,784	42,604
Loans held for sale	552	—	562	—	562
Loans receivable, net	324,107	—	—	332,706	332,706
Federal Home Loan Bank stock	1,656	N/A	N/A	N/A	N/A
Accrued interest receivable	2,221	—	1,200	1,021	2,221
Financial liabilities:	0
Deposits	$593,688	$450,268	$146,096	$—	$596,364
Borrowings	1,000	—	1,054	—	1,054
Accrued interest payable	10	3	7	—	10

December 31, 2012	Carrying Amount	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,803	$19,803	$—	$—	$19,803
Trading securities	5,630	3,172	2,458	—	5,630
Investment securities, available-for-sale	228,369	—	220,132	8,237	228,369
Investment securities, held-to-maturity	29,077	—	29,193	1,587	30,780
Loans held for sale	1,029	—	1,073	—	1,073
Loans receivable, net	310,674	—	—	321,207	321,207
Federal Home Loan Bank stock	1,936	N/A	N/A	N/A	N/A
Accrued interest receivable	2,065	—	1,077	988	2,065

Financial liabilities:
Deposits	$568,265	$428,436	$142,616	$—	$571,052
Borrowings	6,000	—	6,097	—	6,097
Accrued interest payable	31	4	27	—	31

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

(e ) Deposits

The fair value of deposits with no stated maturity, such as checking deposits, money market deposits, NOW accounts and savings deposits, is equal to the recorded book value resulting in a Level 1 classification.  The fair value of time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $149,411 and $297,303 for the three months and six months ended June 30, 2013, respectively.  There was no compensation cost related to this plan for the three months and six months ended June 30, 2012 as the plan was started in

July 2012.  The total income tax benefit was $57,523 and $114,462 for the three months and six months ended June 30, 2013, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options have vesting periods of five years and have ten year contractual terms.  There were 19,250 shares available for future grants under the plan described above as of June 30, 2013. Compensation recorded in conjunction with the option awards was $9,702 and $19,306 for the three months and six months ended June 30, 2013, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2013	2012
Risk-free interest rate	N/A	0.60%
Expected term	N/A	5.00 years
Expected stock price volatility	N/A	21.98%
Dividend yield	N/A	4.66%

A summary of activity in the stock option plan for 2013 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	197,500	$10.30	9.563	$69,125
Granted	—	$—	—	$—
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding at June 30, 2013	197,500	$10.30	9.073	$659,650
Fully Vested and expected to vest	197,500	0		$659,650
Exercisable as of June 30, 2013	—	$—	—	—

Information related to the stock option plan was as follows:

	2013	2012
Intrinsic value of options exercised	—	—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	—	$0.9885

As of June 30, 2013, there was $158,743 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 4.1 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the five year vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30.  RRP shares vest ratably over the five year vesting period on the anniversary date.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at June 30, 2013 and 130,000 shares were issued in July 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	130,000	10.30
Granted	—	$—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2013	130,000	$10.30

As of June 30, 2013, there was $1.1 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 4.1 years. Compensation expense recorded in conjunction with the RRP awards was $66,517 and $132,386 for the three months and six months ended June 30, 2013, respecitvely.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are three sets of performance criteria based on the individual award; (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33%; (2) three year cumulative earnings per share, annual loan growth rate and net charge off rate weighted at 33%; and (3) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of June 30, 2013, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance set.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 85,000 at June 30, 2013 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	85,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2013	85,000	$10.30

As of June 30, 2013, there was $441,540 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded in conjunction with the performance awards totaled $73,192 and $145,611 for the three months and six months ended June 30, 2013, respectively.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months and six months ended:

	For the Three Months Ended June 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(5,719)	$2,288	$(3,431)
Reclassification adjustment for gains included in net income (1)	(263)	105	(158)
Net unrealized losses on available-for-sale securities	(5,982)	2,393	(3,589)

Net gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18
Other comprehensive loss	$(5,952)	$2,381	$(3,571)

	For the Six Months Ending June 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(6,527)	$2,610	$(3,917)
Reclassification adjustment for gains included in net income (1)	(267)	107	(160)
Net unrealized loss on available-for-sale securities	(6,794)	2,717	(4,077)

Net gain (loss) arising during period (2)	61	(24)	37
Net unrecognized postretirement benefit obligation	61	(24)	37
Other comprehensive loss	$(6,733)	$2,693	$(4,040)

	For the Three Months Ended June 30, 2012
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$2,349	$(940)	$1,409
Reclassification adjustment for gains included in net income (1)	(60)	24	(36)
Net unrealized gains on available-for-sale securities	2,289	(916)	1,373

Net gain (loss) arising during period (2)	35	(14)	21
Net unrecognized postretirement benefit obligation	35	(14)	21
Other comprehensive income	$2,324	$(930)	$1,394

	For the Six Months Ending June 30, 2012
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,997	$(799)	$1,198
Reclassification adjustment for gains included in net income (1)	(157)	63	(94)
Net unrealized gains on available-for-sale securities	1,840	(736)	1,104

Net gain (loss) arising during period (2)	70	(28)	42
Net unrecognized postretirement benefit obligation	70	(28)	42
Other comprehensive income	$1,910	$(764)	$1,146
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

The following table represents a summary of the change in accumulated other comprehensive income (loss) balances, net of tax, for the six months ended June 30, 2013 and 2012:

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive income, during the period, net of adjustments	(3,917)	37	(3,880)
Amounts reclassified from AOCI	(160)	—	(160)
Other comprehensive income	(4,077)	37	(4,040)
Balance at June 30, 2013	$(1,131)	$(1,998)	$(3,129)

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2012	$113	$(2,235)	$(2,122)
Other comprehensive income, during the period, net of adjustments	1,198	42	1,240
Amounts reclassified from AOCI	(94)	—	(94)
Other comprehensive income	1,104	42	1,146
Balance at June 30, 2012	$1,217	$(2,193)	$(976)

Note I — Accounting Pronouncements

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this guidance are effective for fiscal years, and interim periods with those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this guidance is not expected to have a material effect on the Company's operating results or financial condition.

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

In July 2012, the FASB amended existing guidance related to impairment testing on indefinite-lived intangible assets.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, if after the same assessment, it is concluded that it is more likely than not that the indefinite-

lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s operating results or financial condition.

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

GENERAL

Oneida Financial Corp. is the parent company of Oneida Savings Bank (“the Bank”).   The Company is a Maryland corporation. The Company conducts no business other than holding the common stock of the Bank and general passive investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities.  Also contributing to our earnings is non-interest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance agency, benefit consulting and risk management subsidiaries and fees from trust services, and net gains and losses on sale of investments.  Interest income and non-interest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulation or government policies may materially affect our financial condition and results of operations.

RECENT DEVELOPMENTS

The Company announced on June 28, 2013, a quarterly cash dividend of $0.12 per share, which was paid on July 23, 2013 to its shareholders of record on July 9, 2013.

In early July 2013, Madison and Oneida counties experienced localized heavy flooding that caused damage in certain areas of our market. This damage, although localized, resulted in damage to a number of homeowners as well as an increase in costs to the local municipalities. The flooding may have affected the collateral properties securing some of our loans and may have affected the ability of some of our borrowers to repay their obligations to the Bank according to contractual terms. As a result, delinquent loans, nonaccrual loans and loan losses may increase. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries mortgage impairment insurance. These policies will help mitigate any losses that the Bank may otherwise sustain. In addition, New York State and FEMA are in the early stages of providing assistance to homeowners and local municipalities. Based on information to date, management does not feel that the impact of the flooding will have a material impact on the Bank's financial condition and results of operations.

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

FINANCIAL CONDITION

ASSETS.  Total assets at June 30, 2013 were $698.5 million, an increase of $17.1 million, or 2.5%, from $681.4 million at December 31, 2012. The increase in total assets was primarily attributable to an increase in loans receivable due to the Company retaining fixed-rate residential loan originations.

Cash and cash equivalents decreased $8.2 million, or 41.4%, to $11.6 million at June 30, 2013 from $19.8 million at December 31, 2012.  The decrease in cash and cash equivalents reflects the timing of investing excess cash on hand in higher yielding loans and securities.

Trading securities decreased $1.3 million, or 23.2%, to $4.3 million at June 30, 2013 as compared with $5.6 million at December 31, 2012. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities was due to the sale of $2.5 million of common equity securities offset by an increase in fair value during the first six months of 2013 that was reflected through the income statement.

Mortgage-backed securities decreased $1.1 million, or 1.2%, to $89.8 million at June 30, 2013 as compared with $90.9 million at December 31, 2012.  Investment securities increased $13.7 million, or 8.2%, to $180.2 million at June 30, 2013 as compared to $166.5 million at December 31, 2012. The increase in investment securities was due to the reinvestment of proceeds received from sales, calls and principal pay downs during the first six months of 2013 in order to obtain a higher return than is obtainable from cash and cash equivalents.

Loans receivable, including loans held for sale, increased $13.0 million, or 4.2%, to $324.7 million at June 30, 2013 as compared with $311.7 million at December 31, 2012.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. We sold $6.2 million in fixed rate residential loans, which represents the majority of the Company's fixed-rate residential loan origination volume during the six months ended June 30, 2013 with terms exceeding 15 years. Loan originations during the first six months of 2013 totaled $49.4 million as compared to total loan originations during the six months ended June 30, 2012 of $62.7 million. The decrease in loan originations from the prior year reflects a $6.0 million commercial construction participation loan included in the prior year originations.

LIABILITIES.  Total liabilities increased by $18.9 million, or 3.2%, to $607.3 million at June 30, 2013 from $588.4 million at December 31, 2012.  The increase was the result of an increase in deposits of $25.4 million offset partially by a decrease in borrowings of $5.0 million and a decrease in other liabilities of $1.5 million.

Deposit accounts increased $25.4 million, or 4.5%, to $593.7 million at June 30, 2013 from $568.3 million at December 31, 2012.  Interest-bearing deposit accounts increased by $26.5 million, or 5.4%, to $519.0 million at June 30, 2013 from $492.5 million at December 31, 2012.  Non-interest bearing deposit accounts decreased $1.1 million, or 1.5%, to $74.7 million at June 30, 2013 from $75.8 million at December 31, 2012.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $20.1 million or 4.3% to $482.6 million at June 30, 2013 from $462.5 million at December 31, 2012.  Municipal deposits increased $5.3 million to $111.1 million at June 30, 2013 from $105.8 million at December 31, 2012.  This increase was concurrent with local tax collections by various municipalities.

Borrowings decreased $5.0 million, or 83.3%, to $1.0 million at June 30, 2013 from $6.0 million at December 31, 2012. The decrease in borrowings was due to our decision not to renew the Federal Home Loan Bank (“FHLB”) advances that matured during the first six months of 2013.  At June 30, 2013 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $1.5 million, or 10.6%, to $12.6 million at June 30, 2013 from $14.1 million at December 31, 2012. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at June 30, 2013 from December 31, 2012.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at June 30, 2013 was $91.2 million, a decrease of $1.8 million, or 1.9%, from $93.0 million at December 31, 2012.  The decrease in stockholders’ equity was a result of decrease in accumulated other comprehensive income of $4.0 million at June 30, 2013 resulting from a decrease in the fair value of mortgage-backed and investment securities reflecting the recent increase in interest rates. In addition, stockholders were paid quarterly dividends during the first six months of 2013 totaling $0.24 per share resulting in a reduction in stockholders’ equity of $1.7 million. Offsetting these decreases in stockholders' equity was an increase as a result of $3.4 million of net income for the six months ended June 30, 2013.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three months ended June 30,						Twelve Months Ended Dec. 31,
	2013			2012			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans receivable	$322,570	$3,754	4.66%	$290,256	$3,760	5.18%	$296,156	$15,126	5.11%
Investment and mortgage-backed securities	262,830	1,772	2.70%	269,080	1,903	2.83%	256,853	7,273	2.83%
Federal funds	20,836	6	0.12%	26,181	7	0.11%	22,178	22	0.10%
Equity securities	3,957	22	2.22%	7,451	70	3.76%	6,929	344	4.96%
Total interest-earning assets	610,193	5,554	3.64%	592,968	5,740	3.87%	582,116	22,765	3.91%
Non interest-earning Assets:
Cash and due from banks	10,795			11,414			11,154
Other assets	85,711			82,956			82,691
Total assets	$706,699			$687,338			$675,961
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$179,994	$156	0.35%	$188,085	$203	0.43%	$176,382	$751	0.43%
Savings accounts	126,126	85	0.27%	109,334	76	0.28%	111,387	303	0.27%
Interest-bearing checking	74,723	15	0.08%	68,045	14	0.08%	67,322	55	0.08%
Time deposits	141,921	380	1.07%	137,053	408	1.20%	137,250	1,630	1.19%
Borrowings	1,810	14	3.10%	11,228	118	4.23%	10,481	431	4.11%
Notes payable	835	6	2.88%	137	1	2.94%	109	3	2.75%
Total interest-bearing liabilities	525,409	656	0.50%	513,882	820	0.64%	502,931	3,173	0.63%
Non-interest-bearing Liabilities:
Demand deposits	75,439			71,293			72,288
Other liabilities	11,556			12,795			10,728
Total liabilities	$612,404			$597,970			$585,947
Stockholders’ equity	94,295			89,368			90,014
Total liabilities and stockholders’ equity	$706,699			$687,338			$675,961
Net Interest Income		$4,898			$4,920			$19,592
Net Interest Spread			3.14%			3.23%			3.28%
Net Earning Assets	$84,784			$79,086			$79,185
Net yield on average interest-earning assets		3.21%			3.32%			3.37%
Average interest-earning assets to average interest-bearing liabilities		116.14%			115.39%			115.74%

	Six Months Ended June 30,						Twelve Months Ended Dec. 31,
	2013			2012			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earnest/Paid	Yield/Rate	Average Outstanding Balance	Interest Earnest/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans receivable	$319,149	$7,481	4.69%	$289,656	$7,568	5.23%	$296,156	$15,126	5.11%
Investment and mortgage-backed securities	256,274	3,495	2.73%	257,690	3,710	2.88%	256,853	7,273	2.83%
Federal funds	18,450	10	0.11%	30,118	13	0.09%	22,178	22	0.10%
Equity securities	4,565	46	2.02%	7,236	140	3.87%	6,929	344	4.96%
Total interest-earning assets	598,438	11,032	3.69%	584,700	11,431	3.91%	582,116	22,765	3.91%
Non interest-earning Assets:
Cash and due from banks	11,195			11,701			11,154
Other assets	85,678			81,458			82,691
Total assets	$695,311			$677,859			$675,961
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$174,886	$298	0.34%	$184,530	$402	0.44%	$176,382	$751	0.43%
Savings accounts	122,663	161	0.26%	107,610	145	0.27%	111,387	303	0.27%
Interest-bearing checking	74,896	29	0.08%	67,037	27	0.08%	67,322	55	0.08%
Time deposits	140,272	753	1.08%	137,301	834	1.22%	137,250	1,630	1.19%
Borrowings	2,320	42	3.65%	11,114	235	4.25%	10,481	431	4.41%
Notes payable	896	14	3.15%	160	3	3.77%	109	3	2.75%
Total interest-bearing liabilities	515,933	1,297	0.51%	507,752	1,646	0.65%	502,931	3,173	0.63%
Non-interest-bearing Liabilities:
Demand deposits	74,287			69,582			72,288
Other liabilities	11,085			11,520			10,728
Total liabilities	$601,305			$588,854			$585,947
Stockholders’ equity	94,006			89,005			90,014
Total liabilities and stockholders’ equity	$695,311			$677,859			$675,961
Net Interest Income		$9,735			$9,785			$19,592
Net Interest Spread			3.18%			3.26%			3.28%
Net Interest Earning Assets	$82,505			$76,948			$79,185
Net yield on average interest-earning assets		3.25%			3.35%			3.37%
Average interest-earning assets to average interest-bearing liabilities		115.99%			115.15%			115.74%

RESULTS OF OPERATIONS

General.  Net income for the three months ended June 30, 2013 was $1.5 million compared to $1.9 million for the three months ended June 30, 2012.  For the three months ended June 30, 2013, diluted net income per share was $0.21 as compared with diluted net income per share of $0.28 for the three months ended June 30, 2012.  Net income for the six months ended June 30, 2013 was $3.4 million compared to $3.9 million for the six months ended June 30, 2012. The decrease in net income for both the three month and six month periods is primarily the result of an increase in non-interest expense partially offset by an increase in investment gains, an increase in non-interest income, a decrease in the provision for loan losses and a decrease in the provision for income taxes.

Net income from operations for the three months ended June 30, 2013, excluding the non-cash charges and benefits to earnings, as referenced in the table below, was $1.3 million or $0.18 diluted net income per share compared to net income from operations for the three months ended June 30, 2012 of $1.7 million or $0.25 diluted net income per share. Net income from operations for the six months ended June 30, 2013, excluding the non-cash charges and benefits to earnings, as referenced in the table below, was $2.8 million or $0.41 diluted net income per share. This compares to net income from operations for the six months ended June 30, 2012 of $3.4 million or $0.50 diluted net income per share. The decrease in operating earnings during the six months ended June 30, 2013 as compared with the same period last year was primarily the result of an increase in non-interest expense supporting the continued investment in and growth of the Company's insurance and other non-banking subsidiaries. Partially offsetting the increase in non-interest expense was an increase in non-interest income, an increase in net investment gains, a decrease in the provision for loan losses and a decrease in the provision for income taxes.  The table below summarizes the Company’s operating results excluding these cumulative non-cash benefits related to the change in fair value of trading securities in each period.

Reported Results and Operating Results/Non-Gaap
(excluding non-cash gains and losses recognized under the fair value option)
(All amounts in thousands except net income per diluted share)

	Three Months Ending June 30, 2013	Three Months Ending June 30, 2012
Net income attributable to Oneida Financial Corp.	$1,492	$1,899
Less:
Change in fair value of investments	(305)	(241)
Income tax effect	82	63
Operating results attributable to Oneida Financial Corp.	$1,269	$1,721
Reported net income per diluted share	$0.21	$0.28
Operating net income per diluted share	$0.18	$0.25

	Six Months Ending June 30, 2013	Six Months Ending June 30, 2012
Net income attributable to Oneida Financial Corp.	$3,442	$3,900
Less:
Change in fair value of investments	(885)	(677)
Income tax effect	228	176
Operating results attributable to Oneida Financial Corp.	$2,785	$3,399
Reported net income per diluted share	$0.49	$0.57
Operating net income per diluted share	$0.41	$0.50

     The change in fair value of investments for the six months ended June 30, 2013 in the table above excludes $239,000 in gains received upon the sale of certain trading assets during the first quarter 2013.

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

Interest and Dividend Income.  Interest and dividend income decreased by $186,000, or 3.2%, to $5.6 million for the three months ended June 30, 2013 from $5.7 million for the three months ended June 30, 2012.  Interest and fees on loans decreased by $6,000 for the three months ended June 30, 2013 as compared with the same period in 2012.  Interest and dividend income on mortgage-backed and other investment securities decreased $179,000 to $1.8 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012.  Interest income earned on federal funds sold decreased $1,000 during the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.

For the six months ended June 30, 2013, interest and dividend income decreased by $399,000, or 3.5%, to $11.0 million from $11.4 million for the six months ended June 30, 2012. Interest and fees on loans decreased by $87,000 for the six months ended June 30, 2013 as compared with the same period in 2012. Interest and dividend income on mortgage-backed and other investment securities decreased $309,000 for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.

For the three months ended June 30, 2013, the decrease in income on loans resulted from a decrease of 52 basis points in the average yield on loans to 4.66% from 5.18% offset by an increase of $32.3 million in the average balance of loans to $322.6 million in the second quarter of 2013 from $290.3 million in the second quarter of 2012.  At June 30, 2013, net loans receivable were $324.7 million as compared with $293.9 million at June 30, 2012, reflecting an increase of 10.5%. During 2012, the Bank began retaining a portion of one-to-four family residential mortgages with maturities less than 15 years. Residential mortgages increased $19.5 million from June 30, 2012 to June 30, 2013. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.  For the six months ended June 30, 2013, the decrease in income on loans resulted from a decrease of 54 basis points in the average yield on loans to 4.69% from 5.23% partially offset by an increase of $29.4 million in the average balance of loans to $319.1 million from $289.7 million for the six months ended June 30, 2012.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 13 basis points in the average yield earned to 2.70% from 2.83% as well as a decrease of $6.3 million in the average balance of investment and mortgage-backed securities to $262.8 million in the second quarter of 2013 from $269.1 million in the second quarter of 2012. For the six months ended June 30, 2013, interest on investment and mortgage-backed securities decreased $215,000 as compared with the same period in 2012 due to a decrease in the average yield of 15 basis points and a decrease in the average balance of $1.4 million. The decrease in average yield is the result of lower market interest rates.  The decrease in the average balance of investment and mortgage-backed securities is due to the decision to retain more short term residential mortgages in portfolio as a reinvestment alternative.

Interest income on federal funds sold decreased as a result of a decrease in the average balance of federal funds sold to $20.8 million during the second quarter of 2013 as compared with $26.2 million during the second quarter of 2012 partially offset by an increase in average yield of 1 basis point. For the six months ended June 30, 2013, interest income on federal funds sold decreased $3,000 as compared with the same period in 2012 due to a decrease in the average balance of $11.7 million partially offset by an increase in the average yield of 2 basis points.

Income from equity securities decreased due to a decrease in the average balance to $4.0 million for the three months ended June 30, 2013 from $7.5 million for the three months ended June 30, 2012 as well as a decrease in the average yield of 154 basis points.   For the six months ended June 30, 2013, interest income on equity securities decreased $94,000 as a result of both a decrease in the average balance of $2.6 million and a decrease in the average yield of 185 basis points. The decrease in the average balance and average yield was the result of a called preferred equity security during the fourth quarter of 2012 and sale during the first quarter of 2013.

Interest Expense.  Interest expense decreased $164,000, or 20.0%, to $656,000 for the three months ended June 30, 2013 from $820,000 for the three months ended June 30, 2012.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the second quarter of 2013 of $65,000, decreasing to $636,000 from $701,000 during the second quarter of 2012.  In addition, borrowing expense decreased to $14,000 for the three months ended June 30, 2013 compared with $118,000 for the three months ended June 30, 2012.  Interest expense decreased $349,000, or 21.2% to $1.3 million for the six months ended June 30, 2013 from $1.6 million for the six months ended June 30, 2012.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $15.3 million, or 4.2%, to $380.8 million at an average cost of 0.27% during the second quarter of 2013 from $365.5 million at an average cost of 0.32% during the second quarter of 2012.  During the same period the average balance of time deposits increased $4.8 million, or 3.5%, to $141.9 million in the second quarter of 2013 from $137.1 million during the second quarter of 2012 and the average rate paid on time deposits decreased 13 basis points. For the six months ended June 30, 2013, the average cost of deposits was 0.49% as compared with 0.57% for the six month period in 2012. In addition, the average balance of deposits increased $16.2 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. Total deposits increased $33.1 million from June 30, 2012, representing an increase of $34.6 million in retail deposits partially offset by a decrease of $1.5 million in municipal deposits.

The decrease in borrowing expense for the second quarter 2013 as compared to the second quarter 2012 was due to a decrease in the average balance of borrowings outstanding in the June 30, 2013 period to $1.8 million as compared with $11.2 million during the June 30, 2012 period as well as a 113 basis point decrease in the average rate paid on borrowed funds to 3.10% for the 2013 period. For the six months ended June 30, 2013, interest expense on borrowings decreased $193,000 due to a decrease in the average outstanding balance of borrowings to $2.3 million as compared to $11.1 million for the six month period 2012. The decrease in borrowings reflects our decision not to renew the FHLB advances that matured during 2012 and 2013.

Provision for Loan Losses.  The total provision for loan losses was $100,000 for the three months ended June 30, 2013 as compared to a provision of $150,000 for the three months ended June 30, 2012. The total provision for loan losses was $200,000 for the six months ended June 30, 2013 as compared to a provision of $300,000 for the six months ended June 30, 2012. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the second quarter 2013 reflects the increase in the loan portfolio during the year. Loans individually evaluated for impairment totaled $1.8 million at June 30, 2013 and had an allocated allowance for loan loss reserve of $259,000. Nonperforming loans totaled $768,000 or 0.23% of total loans at June 30, 2013 compared with $712,000 or 0.24% of total loans at June 30, 2012.   Net charge-off activity for the six months ended June 30, 2013 was $34,000 as compared with $694,000 in net charge-offs during the six months ended June 30, 2012. The balance of the allowance for loan losses was $2.9 million or 0.91% of loans receivable at June 30, 2013 compared with $2.5 million or 0.85% of loans receivable at June 30, 2012. The increase in the balance of the allowance for loan losses to June 30, 2013 from June 30, 2012 is primarily attributable to the charge-off in June 2012 of a specifically reserved, impaired commercial real estate loan with a principal balance of $836,000.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended June 30, 2013 the market value of our trading securities increased $305,000 as compared with an increase of $241,000 in the 2012 period. For the six months ended June 30, 2013, the market value of our trading securities increased $1.2 million as compared with an increase of $677,000 in the 2012 period. The increase in market value of the Company's trading securities during the six months of 2013 includes $239,000 in gains received upon the sale of $2.5 million in certain trading assets during the period which is reflective of the increase in broader equity markets during the period.

During the second quarter of 2013 the Company realized $263,000 of investment gains. This compares with realized gains of $60,000 during the three months ended June 30, 2012.  For the six months ended June 30, 2013 realized investment gains totaled $267,000 as compared with $157,000 for the same period in 2012.

Non-Interest Income.  Non-interest income increased by $709,000, or 10.8%, to $7.2 million for the three months ended June 30, 2013 from $6.5 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, non-interest income increased by $1.1 million or 8.3%, to $14.5 million from $13.4 million for the six months ended June 30, 2012.

Revenue derived from commissions and fees on sales of non-banking products increased $578,000, or 10.7%, to $6.0 million during the three months ended June 30, 2013 as compared with $5.4 million during the three months ended June 30, 2012. Revenue derived from non-banking subsidiaries increased $1.0 million or 9.6%, to $12.0 million for the six months ended June 30, 2013 as compared with $10.9 million for the six months ended June 30, 2012. The increase was primarily due to the revenue resulting from the previously announced acquisition of a Schenectady, New York based insurance agency which was merged into the Company's insurance subsidiary effective December 31, 2012.

Deposit account service fees increased slightly to $704,000 during the three months ended June 30, 2013 from $642,000 during the three months ended June 30, 2012.  For the six months ended June 30, 2013, deposit account service fees increased $109,000 as compared with the same period in 2012.

The increases were partially offset by a decrease in loan sale and servicing income, which totaled $391,000 for the six months ended June 30, 2013 as compared with $456,000 for the six months ended June 30, 2012. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased in the current quarter as compared with the 2012 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $1.6 million, or 17.8%, to $10.6 million for the three months ended June 30, 2013 from $9.0 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, non-interest expense increased by $2.4 million, or 13.0%, to $20.8 million as compared with $18.4 million for the same period in 2012. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended June 30, 2013 was $6.8 million, an increase of $960,000, or 16.5%, from the second quarter of 2012.  Compensation expense for the six months ended June 30, 2013 was $13.4 million, an increase of $1.5 million, or 12.6%, as compared with compensation expense of $11.9 million for the same period in 2012. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense as well as the addition of the insurance acquisition effective December 31, 2012.

Building occupancy and equipment expense increased $209,000, or 18.5%, to $1.3 million for the three months ended June 30, 2013 as compared to $1.1 million during the three months ended June 30, 2012. For the six months ended June 30, 2013, building and occupancy expense increased $288,000, or 12.3%, to $2.6 million as compared with $2.3 million for the same period in 2012.

Other operating expenses increased $369,000, or 17.8%, to $2.4 million for the three months ended June 30, 2013 as compared to $2.1 million during the three months ended June 30, 2012. For the six months ended June 30, 2013, other operating expenses increased $506,000, or 12.0%, to $4.7 million as compared to $4.2 million for the same period in 2012.

Provision for Income Taxes.  Provision for income taxes was $548,000 for the three months ended June 30, 2013, a decrease of $127,000 from the second quarter 2012 income tax provision of $675,000.  The decrease in income tax provision reflects the decrease in net income for the three months ended June 30, 2013. For the six months ended June 30, 2013, the provision for income taxes was $1.2 million, a decrease of $175,000 from $1.4 million for the same period in 2012. The effective tax rate was 25.7% during the first six months of 2013 as compared with an effective tax rate of 25.9% for the same time period in 2012. The change in the effective tax rates for the specified periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

Liquidity and Capital Resources.   Our primary source of funds are deposits; FHLB borrowings; proceeds from the principal and interest payments on loans and mortgage-related debt and equity securities; and to a lesser extent, proceeds from the sale of fixed rate residential real estate loans and additional borrowings when and as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2013, loan originations totaled $26.6 million compared to $37.1 million during the second quarter of 2012. The purchases of securities available-for-sale totaled $27.4 million during the second quarter of 2013 as compared to $39.9 million during the second quarter of 2012. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2013, the Company had outstanding commitments to originate loans of approximately $11.1 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.1 million at June 30, 2013 for loan closing pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $46.2 million at June 30, 2013 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of June 30, 2013 the total of cash, interest-earning demand accounts and federal funds sold was $11.6 million.

At June 30, 2013, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at June 30, 2013 and December 31, 2012 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2013:
Total Capital
(to Risk Weighted Assets)	$67,976	15.83%	$34,342	8%	$42,928	10%
Tier I Capital
(to Risk Weighted Assets)	$65,034	15.15%	$17,171	4%	$27,757	6%
Tier I Capital
(to Average Assets)	$65,034	9.56%	$27,205	4%	$34,006	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)	$63,591	15.16%	$33,552	8%	$41,940	10%
Tier I Capital
(to Risk Weighted Assets)	$60,815	14.50%	$16,776	4%	$25,164	6%
Tier I Capital
(to Average Assets)	$60,815	9.33%	$26,064	4%	$32,580	5%

On July 2, 2013, the Federal Reserve Board approved final rules that implement changes to the regulatory capital framework for financial institutions. The new rules include, among other things, the following elements:
1) a new regulatory capital component referred to as "Common Equity Tier 1 capital", and threshold ratios for this new component;
2) a "capital conservation buffer" above the minimum required level of Common Equity Tier 1 capital, and restrictions on dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if a capital conservation buffer of at least 2.5% of risk-weighted assets is not achieved;
3) the inclusion of accumulated other comprehensive income (AOCI) in Tier 1 capital, although banks with less than $250 billion in total assets will be allowed a one-time opt-out from this requirement;
4) additional constraints on the inclusion of minority interest, mortgage servicing assets, and deferred tax assets in regulatory capital;
5) increased risk-weightings for certain assets, including equity exposures, certain acquisition/development and construction loans, and certain loans that are more than 90-days past due or are on non-accrual status; and
6) an increase in minimum required risk-based capital ratios over a phase-in period, and an increase in the threshold for a "well-capitalized" classification for the Tier 1 Risk-Based Capital Ratio.

These changes will be phased in beginning January 2015, and our preliminary estimates indicate we are well-positioned to absorb the impact without constraining organic growth plans, although no assurance can be provided in that regard.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

(Annualized where appropriate)

	Three Months Ending June 30,		Six Months Ending June 30,
	2013	2012	2013	2012
Performance Ratios:
Return on average assets	0.84%	1.11%	0.99%	1.15%
Return on average equity	6.33%	8.50%	7.32%	8.76%
Return on average tangible equity	8.85%	11.77%	10.27%	12.16%
Interest rate spread	3.14%	3.23%	3.18%	3.26%
Net interest margin	3.21%	3.32%	3.25%	3.35%
Efficiency Ratio	86.11%	78.12%	84.78%	78.81%
Non-interest income to average total assets	4.10%	3.80%	4.16%	3.94%
Non-interest expense to average total assets	5.98%	5.26%	5.97%	5.43%
Average interest-earning assets as a ratio to average interest-bearing liabilities	116.14%	115.39%	115.99%	115.15%
Asset Quality Ratios:
Non-performing assets to total assets	0.27%	0.67%	0.27%	0.67%
Non-performing loans to total loans	0.23%	0.24%	0.23%	0.24%
Net charge-offs to average loans	0.01%	0.22%	0.01%	0.24%
Allowance for loan losses to non-performing loans	383.57%	351.97%	383.57%	351.97%
Allowance for loan losses to loans receivable	0.91%	0.85%	0.91%	0.85%
Capital Ratios:
Average equity to average total assets	13.34%	13.00%	13.52%	13.13%
Equity to total assets (end of period)	13.05%	13.37%	13.05%	13.37%
Tangible equity to tangible assets (end of period)	9.58%	10.08%	9.58%	10.08%

ITEM 3.                                                  Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at June 30, 2013, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At June 30, 2013, the Bank had $94.7 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 5.5 years, and fixed rate residential mortgage loans totaled $61.1 million representing 18.7% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended June 30, 2013.

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
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

ONEIDA FINANCIAL CORP.
Date:	August 14, 2013	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer
Date:	August 14, 2013	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer