Form 10-Q
period 2013-09-30
Oneida Financial Corp.
filed 2013-11-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,025,918 shares of the Registrant’s common stock outstanding as of November 1, 2013.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and due from banks	$22,393	$16,481
Federal funds sold	11,854	3,322
TOTAL CASH AND CASH EQUIVALENTS	34,247	19,803
Trading securities	4,379	5,630
Securities, available-for-sale	207,902	228,369
Securities, held-to-maturity (fair value $43,619 and $30,780 respectively)	43,428	29,077

Mortgage loans held for sale	—	1,029
Loans receivable	336,270	312,569
Deferred fees	862	881
Allowance for loan losses	(3,070)	(2,776)
LOANS RECEIVABLE, NET	334,062	310,674
Federal Home Loan Bank stock	1,616	1,936
Bank premises and equipment, net	19,974	20,669
Accrued interest receivable	2,431	2,065
Bank owned life insurance	17,997	17,576
Other assets	20,814	17,546
Goodwill	25,480	25,463
Other intangible assets	1,203	1,554
TOTAL ASSETS	$713,533	$681,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$522,034	$492,455
Non-interest bearing deposits	86,570	75,810
Borrowings	1,000	6,000
Other liabilities	14,376	14,086
TOTAL LIABILITIES	623,980	588,351
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized; 7,025,918 issued at September 30, 2013; 7,024,596 issued at December 31, 2012)	70	70
Additional paid-in capital	43,200	42,684
Retained earnings	51,611	49,676
Accumulated other comprehensive (loss) income	(5,140)	911
Unallocated ESOP (44,965 and 44,965 shares)	(247)	(360)
Total Oneida Financial Corp stockholders’ equity	89,494	92,981
Noncontrolling interest	59	59
TOTAL STOCKHOLDERS’ EQUITY	89,553	93,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$713,533	$681,391

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,793	$3,769	$11,275	$11,337
Interest on investment securities	1,781	1,834	5,276	5,544
Dividends on equity securities	23	69	69	209
Interest on federal funds sold and interest-earning deposits	1	2	11	15
Total interest and dividend income	5,598	5,674	16,631	17,105
INTEREST EXPENSE:
Core deposits	235	263	723	837
Time deposits	374	403	1,128	1,237
Borrowings	22	118	64	354
Note payable	5	1	19	3
Total interest expense	636	785	1,934	2,431
NET INTEREST INCOME	4,962	4,889	14,697	14,674
Less: Provision for loan losses	180	180	380	480
Net interest income after provision for loan losses	4,782	4,709	14,317	14,194
INVESTMENT GAINS:
Net gains on sales of securities	275	265	542	422
Changes in fair value of trading securities	127	(147)	1,251	531
Total investment gains	402	118	1,793	953
IMPAIRMENT OF OTHER ASSET:	—	(1,886)	—	(1,886)
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	5,866	4,765	17,834	15,688
Other operating income	1,249	1,369	3,747	3,808
Total non-interest income	7,115	6,134	21,581	19,496
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,075	5,764	20,488	17,628
Occupancy expenses, net	1,296	1,168	3,918	3,503
Other operating expense	2,534	2,061	7,253	6,273
Total non-interest expenses	10,905	8,993	31,659	27,404
INCOME BEFORE INCOME TAXES	1,394	82	6,032	5,353
Provision for income taxes	370	14	1,562	1,382
NET INCOME	1,024	68	4,470	3,971
Less: net income attributable to noncontrolling interest	3	3	6	6
NET INCOME attributable to Oneida Financial Corp.	$1,021	$65	$4,464	$3,965
EARNINGS PER SHARE — BASIC	$0.15	$0.01	$0.64	$0.58
EARNINGS PER SHARE — DILUTED	$0.15	$0.01	$0.64	$0.58

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 (unaudited) and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

	(In thousands)
Net income	$1,024	$68	$4,470	$3,971
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities available-for-sale:
Unrealized holding (losses) gains on securities arising during period	(3,108)	1,401	(9,635)	3,397
Reclassification adjustment for gains realized in income	(275)	(265)	(542)	(422)
Net unrealized (losses) gains	(3,383)	1,136	(10,177)	2,975
Income tax effect	1,353	(454)	4,071	(1,190)
Net change in securities available-for-sale	(2,030)	682	(6,106)	1,785

Defined benefit pension plans:
Change in unrealized loss on pension benefits	30	35	91	106
Income tax effect	(12)	(14)	(36)	(42)
Net change in pension benefits	18	21	55	64
Other comprehensive (loss) income, net of tax	(2,012)	703	(6,051)	1,849
Comprehensive (loss) income:	(988)	771	(1,581)	5,820
Comprehensive income attributable to the noncontrolling interest	(3)	(3)	(6)	(6)
Comprehensive (loss) income attributable to Oneida Financial Corp.	$(991)	$768	$(1,587)	$5,814

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total Equity Attributable to Oneida Financial Corp.	Non-Controlling Interest	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2013	7,024,596	$70	$42,684	$49,676	$911	$(360)	$92,981	$59	$93,040
Net income	—	—	—	4,464	—	—	4,464	6	4,470
Distributions to non-controlling interest	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive (loss), net of tax	—	—	—	—	(6,051)	—	(6,051)	—	(6,051)
Common stock dividends: $0.36 per share	—	—	—	(2,529)	—	—	(2,529)	—	(2,529)
Stock repurchased and retired	(2,651)	—	(40)	—	—	—	(40)	—	(40)
Shares issued under stock plans	3,973	—	36	—	—	—	36	—	36
Shares earned under stock plans	—	—	449	—	—	—	449	—	449
Shares committed to be released under ESOP plans	—	—	71	—	—	113	184	—	184
Balance as of September 30, 2013	7,025,918	$70	$43,200	$51,611	$(5,140)	$(247)	$89,494	$59	$89,553

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013 (unaudited) and 2012 (unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$4,470	$3,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,461	1,356
Amortization of premiums/discounts on securities, net	288	533
Net change in fair value of trading securities	(1,251)	(531)
Provision for loan losses	380	480
ESOP shares earned	184	145
Stock compensation earned	449	125
Loss on write down or sale of foreclosed assets	46	89
Loss on impairment of other asset	—	1,886
Gain on securities, net	(542)	(422)
Gain on sale of loans, net	(247)	(511)
Income tax payable	(145)	(301)
Accrued interest receivable	(366)	(61)
Other assets	998	1,812
Other liabilities	381	(3,974)
Earnings on bank owned life insurance	(421)	(421)
Origination of loans held for sale	(8,430)	(18,391)
Proceeds from sales of loans	9,706	18,032
Proceeds on the sale of trading securities	2,502	—
Net cash provided by operating activities	9,463	3,817
Investing Activities:
Purchase of securities available-for-sale	(68,301)	(103,549)
Proceeds from sale of securities available-for-sale	47,854	16,794
Maturities and calls of securities available-for-sale	15,070	49,236
Principal collected on securities available-for-sale	16,113	13,038
Purchase of securities held-to-maturity	(20,786)	(3,302)
Maturities and call of securities held-to-maturity	292	12,803
Principal collected on securities held-to-maturity	5,951	5,852
Purchase of FHLB stock	(4,039)	(2,783)
Redemption of FHLB stock	4,359	2,873
Net increase in loans	(23,997)	(14,232)
Purchase of bank premises and equipment	(415)	(482)
Proceeds from the sale of foreclosed property	97	199
Purchase of insurance agency	(17)	—
Net cash used in investing activities	(27,819)	(23,553)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	37,066	22,097
Net increase (decrease) in time deposits	3,273	(2,723)

Repayment of borrowings	(5,000)	(8,000)
Proceeds from borrowings	—	3,000
Shares issued under stock plans	36	—
Dividends on preferred stock of subsidiary held by noncontrolling interest	(6)	(6)
Repurchase and retirement of common shares	(40)	(1,039)
Cash dividends	(2,529)	(2,476)
Net cash provided by financing activities	32,800	10,853
Increase (decrease) in cash and cash equivalents	14,444	(8,883)
Cash and cash equivalents at beginning of period	19,803	40,572
Cash and cash equivalents at end of period	$34,247	$31,689
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,975	$2,435
Cash paid for income taxes	1,706	1,670
Supplemental noncash disclosures:
Transfer of loans to other real estate	229	151
Dividends declared and unpaid	843	843

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2013

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”) as of September 30, 2013 and December 31, 2012 and for the three month and nine month periods ended September 30, 2013 and 2012.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and nine months ending September 30, 2013 are not necessarily indicative of the results to be achieved for the remainder of 2013.

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

Note B — Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding outstanding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock plans.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to a two-class method.  The Company has determined that 104,000 of its 189,000 outstanding non-vested stock awards are participating securities.

Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income attributable to Oneida Financial Corp.	$1,021,402	$64,822	$4,463,793	$3,965,242
Net earnings allocated to participating securities	(15,138)	(4,510)	(74,390)	(22,672)
Net earnings allocated to common stock	$1,006,264	$60,312	$4,389,403	$3,942,570

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic
Distributed earnings allocated to common stock	$830,753	$827,352	$2,485,456	$2,474,069
Undistributed earnings allocated to common stock	175,511	(767,040)	1,903,947	1,468,501
Net earnings allocated to common stock	$1,006,264	$60,312	$4,389,403	$3,942,570

Weighted average common shares outstanding including shares considered participating securities	6,969,541	6,906,991	6,961,978	6,901,017
Less: Average unallocated ESOP shares	(35,416)	(69,407)	(40,129)	(74,138)
Less: Average participating securities	(103,455)	(97,447)	(109,873)	(32,719)
Weighted average shares	6,830,670	6,740,137	6,811,976	6,794,160
Basic earnings per share	$0.15	$0.01	$0.64	$0.58

Diluted
Net earnings allocated to common stock	$1,006,264	$60,312	$4,389,403	$3,942,570

Weighted average common shares outstanding for basic earnings per common share	6,830,670	6,740,137	6,811,976	6,794,160
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	68,176	2,906	53,163	642
Weighted average shares and dilutive potential common shares	6,898,846	6,743,043	6,865,139	6,794,802
Diluted earnings per common share	$0.15	$0.01	$0.64	$0.58

Stock options for 1,027 shares of common stock were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2013 because they were anti-dilutive.   There were no potentially dilutive securities outstanding for the three months and nine months ended September 30, 2012.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at September 30, 2013 and December 31, 2012:

Available-for-sale portfolio:	September 30, 2013
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$57,115	$25	$(4,614)	$52,526
Corporate	27,653	116	(2,188)	25,581
Agency asset backed securities	5,648	16	(59)	5,605
Trust preferred securities	3,344	2,247	(1,142)	4,449
State and municipal	45,757	1,158	(448)	46,467
Small business administration	13,672	25	(228)	13,469
	$153,189	$3,587	$(8,679)	$148,097
Mortgage-Backed Securities
Fannie Mae	$26,686	$281	$(540)	$26,427
Freddie Mac	13,782	66	(277)	13,571
Government National Mortgage Assoc.	18,302	339	(123)	18,518
Collateralized mortgage obligations	1,211	78	—	1,289
	$59,981	$764	$(940)	$59,805
Total available-for-sale	$213,170	$4,351	$(9,619)	$207,902

Held-to-maturity portfolio:	September 30, 2013
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$20	$—	$1,020
State and municipal	10,072	581	(71)	10,582
Small business administration	308	1	—	309
	$11,380	$602	$(71)	$11,911
Mortgage-Backed Securities
Fannie Mae	$17,885	$222	$(600)	$17,507
Freddie Mac	10,054	69	(128)	9,995
Government National Mortgage Assoc.	4,109	97	—	4,206
	$32,048	$388	$(728)	$31,708
Total held-to-maturity	$43,428	$990	$(799)	$43,619

Available-for-sale portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrealized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$47,210	$151	$(77)	$47,284
Corporate	40,740	1,006	(1,602)	40,144
Agency asset backed securities	5,800	29	—	5,829
Trust preferred securities	5,583	1,568	(1,530)	5,621
State and municipal	39,924	2,797	—	42,721
Small business administration	13,304	463	—	13,767
	$152,561	$6,014	$(3,209)	$155,366
Mortgage-Backed Securities
Fannie Mae	$20,698	$831	$(5)	$21,524
Freddie Mac	24,806	214	(27)	24,993
Government National Mortgage Assoc.	23,821	1,018	(19)	24,820
Collateralized mortgage obligations	1,574	92	—	1,666
	$70,899	$2,155	$(51)	$73,003
Total available-for-sale	$223,460	$8,169	$(3,260)	$228,369

Held-to-maturity portfolio:	December 31, 2012
	Amortized Cost	Gross Gains	Unrecognized Loss	Fair Value

	(In thousands)
Investment Securities
Debt securities:
U. S. Agencies	$1,000	$39	$—	$1,039
State and municipal	9,779	938	—	10,717
Small business administration	394	3	—	397
	$11,173	$980	$—	$12,153
Mortgage-Backed Securities
Fannie Mae	$9,723	$405	$—	$10,128
Freddie Mac	3,142	107	—	3,249
Government National Mortgage Assoc.	5,039	211	—	5,250
	$17,904	$723	$—	$18,627
Total held-to-maturity	$29,077	$1,703	$—	$30,780

The amortized cost and fair value of the investment securities portfolio at September 30, 2013 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$560	$564	$1,721	$1,744
After one year through five years	9,720	10,071	2,789	2,914
After five years through ten years	71,575	69,935	6,472	6,773
After ten years	71,334	67,527	398	480
Mortgage-backed securities	59,981	59,805	32,048	31,708
Total	$213,170	$207,902	$43,428	$43,619

 Sales of available-for-sale securities were as follows for the three and nine months ended:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$28,855	$9,881	$47,854	$16,794
Gross gains	$578	$299	$942	$456
Gross losses	$(303)	$(34)	$(400)	$(34)

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$52,191	$(4,614)	$—	$—	$52,191	$(4,614)
Corporate	13,667	(857)	4,160	(1,331)	17,827	(2,188)
Agency asset backed securities	2,049	(59)	—	—	2,049	(59)
Trust preferred securities	—	—	806	(1,142)	806	(1,142)
State and municipal	8,472	(448)	—	—	8,472	(448)
Small business administration	8,417	(228)	4	—	8,421	(228)
Fannie Mae	11,964	(540)	—	—	11,964	(540)
Freddie Mac	7,438	(277)	—	—	7,438	(277)
Government National Mortgage Assoc.	6,234	(72)	2,273	(51)	8,507	(123)
Total securities available-for-sale in an unrealized loss position	$110,432	$(7,095)	$7,243	$(2,524)	$117,675	$(9,619)
Held-to-maturity
State and municipal	$1,549	$(71)	$—	$—	$1,549	$(71)
Fannie Mae	10,582	(600)	—	—	10,582	(600)
Freddie Mac	4,741	(128)	—	—	4,741	(128)
Total securities held-to-maturity in an unrecognized loss position	$16,872	$(799)	$—	$—	$16,872	$(799)

	Less than 12 Months		More than 12 Months		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$17,431	$(77)	$—	$—	$17,431	$(77)
Corporate	10,923	(137)	9,526	(1,465)	20,449	(1,602)
Trust preferred securities	—	—	1,174	(1,530)	1,174	(1,530)
Small business administration	—	—	942	—	942	—
Fannie Mae	3,543	(5)	—	—	3,543	(5)
Freddie Mac	5,909	(27)	—	—	5,909	(27)
Government National Mortgage Assoc.	2,702	(19)	—	—	2,702	(19)
Total securities available-for-sale in an unrealized loss position	$40,508	$(265)	$11,642	$(2,995)	$52,150	$(3,260)

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

As of September 30, 2013, the Company’s security portfolio consisted of 337 securities, 108 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, corporate and trust preferred securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S.  Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At September 30, 2013, of the 69 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, three were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at September 30, 2013 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Corporate Debt, Agency Asset Backed and Municipal Securities

At September 30, 2013, of the 35 corporate debt, agency asset backed and municipal securities in an unrealized loss position, four were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the four securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.38%.  The unrealized loss was $1,216,000 and $1,190,000 at September 30, 2013 and December 31, 2012, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other three securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade at September 30, 2013, with variable interest rates that have maturities ranging from 2020 to 2022.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Trust Preferred Securities

The Company has $4.4 million invested in eight trust preferred securities as of September 30, 2013. Four of the trust preferred securities totaling $806,000 as of September 30, 2013 had unrealized losses that have been in a continuous loss position exceeding 12 months or more. The unrealized loss on these four securities was $1.1 million as of September 30, 2013. As of December 31, 2012, there were five securities totaling $1.2 million that had been in a continuous loss position exceeding 12 months. The unrealized loss on these five securities was $1.5 million as of December 31, 2012. During the second quarter of 2013, Preferred Term X which had a principal balance of $681,000 was sold and a gain of $208,000 was realized on the sale. Four of the trust preferred securities totaling $3.6 million were in an unrealized gain position of $2.2 million as of September 30, 2013. The unrealized gain on these four securities was $1.6 million as of December 31, 2012. Five of the eight securities have variable rates of interest and are on nonaccrual status.  Three of the securities have fixed rates of interest and are considered accruing as of September 30, 2013. Prior to September 30, 2012, these three securities were also considered to be on nonaccrual status. Payments received on the trust preferred securities totaling $1.9 million and $848,000 for the nine months ended September 30, 2013 and 2012, respectively, were applied to principal. The Company realized $106,000 and $358,000 of interest income on these securities for three and nine months ended September 30, 2013.  The Company realized $100,000 of interest income on these securities for the three and nine months ended September 30, 2012. The interest income realized was based on estimated cash flows using assumptions that are considered as part of our OTTI analysis for the three trust preferred securities that are considered accruing. All of the trust preferred securities are pooled issuances.

The following table provides detailed information related to the trust preferred securities held as September 30, 2013:

Description	Class	Book Value (2)	Fair Value	Unrealized Gain (Loss)	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks and Insurance Companies Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral

			(Dollars In thousands)
Preferred Term Ltd.	Mezz	$260	$793	$533	$(337)	C	7	47.80%	6.36%	(4.02)%
Preferred Term Ltd.	Mezz	563	1,523	960	(683)	C	7	47.80%	6.36%	(4.02)%
Preferred Term Ltd.	Mezz	376	1,015	639	(456)	C	7	47.80%	6.36%	(4.02)%
Preferred Term XV	B-2	634	311	(323)	(366)	C	50	32.90%	9.92%	(35.11)%
Preferred Term XV	B-3	641	315	(326)	(359)	C	50	32.90%	9.92%	(35.11)%
Preferred Term XXVI	C-1	673	180	(493)	(312)	C	47	30.20%	17.90%	(19.47)%
Preferred Term XXVI	D-1	—	—	—	(497)	C	47	30.20%	17.90%	(31.10)%
MMCF IX	B-2	197	312	115	(710)	D	14	44.40%	15.65%	(60.27)%
		$3,344	$4,449	$1,105	$(3,720)
 _________________________________________________
(1)The table represents ratings information as of September 30, 2013.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3) Represents life to date cumulative loss recognized in the income statement.

The structuring of trust preferred securities generally provide for a waterfall approach to absorbing losses whereby lower tranches are initially impacted and more senior tranches are impacted after lower tranches can no longer absorb losses.  Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments.  In addition, there may be multiple classes within a single tranche that react differently to assumptions utilized in cash flow models due to the different features of the class such as fixed rate, floating rate, or a combination of both.  In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in deferral and default.  Also, for some of the securities, management has further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances through the date of issuance of the financial statements.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of September 30, 2013.

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

Significant inputs at 9/30/2013
Annual prepayment	1% annually
Projected severity of loss on current defaults	100%
Projected severity of loss on current deferrals	0% - 90%
Projected severity of loss on specific deferrals	0% - 80%
Projected additional defaults	0.375% applied annually
Projected severity of loss on additional defaults	70%
Present value discount rates for OTTI	4.58% - 9.91%
Present value discount rates for fair value	12%- 15%

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

The Company reviews each issuer individually for projected future deferrals and defaults.  The purpose of the individual issuer review is to determine if an individual issuer demonstrates a significant likelihood of potential deferral/default so as to require a further addition to the projected additional default percentages as outlined in the table above.  This review includes obtaining quarterly financial information and monitoring new releases and pertinent information relative to those issuers.  The Company specifically reviews certain financial ratios including “Texas Ratio” as well as capital adequacy and participation in the Troubled Asset Relief Program of each issuer.  The Company believes the “Texas Ratio (“TR”)” is a prominent indicator of the stress a financial institution is experiencing.  The TR is calculated by dividing nonperforming assets and loans, including past due 90 days or more, by the sum of tangible equity and loan loss reserves. Management establishes various credit criteria, and combinations of credit criteria and those issuers meeting some combination of such criteria are considered additional deferrals as of the reporting date.  Based on the results of this analysis, the Company ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of collateral credit and a review of historical default data and current/near term operating conditions.  There is no recovery estimated for actual defaulted issuers.  Projected deferrals are modeled in a consistent manner with actual deferrals. One of these securities was fully impaired in 2009.  Upon completion of the September 30, 2013 analysis, our model indicated that there was no other-than-temporary impairment on these securities for the nine months ended September 30, 2013. There was no other-than-temporary impairment recorded for the nine months ended September 30, 2012.

Eight securities remain classified as available-for-sale at September 30, 2013.  It is possible that the underlying collateral of these securities will perform worse than expectations including an increase in deferrals/defaults above projections, which may lead to adverse changes in cash flows on these securities and potential future OTTI losses.  Events that may trigger material declines in fair value for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of defaults, and severity of loss on the underlying collateral and further illiquidity.

The table below presents a roll-forward of the credit losses recognized in earnings for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
	(In thousands)
Beginning Balance	$5,879	$6,107
Reductions for previous credit losses realized on securities sold during the year	(208)	—
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(358)	(100)
Ending Balance	$5,313	$6,007

Note D — Loans Receivable

The components of loans receivable at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Residential mortgages	$117,209	$104,237
Home equity loans	48,381	47,083
Consumer loans	28,455	29,678
Commercial real estate	89,522	84,107
Commercial loans	52,703	47,464
	336,270	312,569
Deferred fees	862	881
Allowance for loan losses	(3,070)	(2,776)
Net loans	$334,062	$310,674

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$995	$884	$220	$228	$615	$2,942
Charge-offs	—	—	(55)	—	(28)	(83)
Recoveries	—	—	30	—	1	31
Provision for loan losses	20	59	30	11	60	180
Ending balance	$1,015	$943	$225	$239	$648	$3,070

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$833	$857	$232	$282	$572	$2,776
Charge-offs	—	—	(131)	(2)	(46)	(179)
Recoveries	—	—	91	1	1	93
Provision for loan losses	182	86	33	(42)	121	380
Ending balance	$1,015	$943	$225	$239	$648	$3,070

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$718	$679	$316	$282	$511	$2,506
Charge-offs	(35)	—	(13)	—	(8)	(56)
Recoveries	—	—	9	—	1	10
Provision for loan losses	30	155	(62)	8	49	180
Ending balance	$713	$834	$250	$290	$553	$2,640

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$535	$1,310	$326	$265	$464	$2,900
Charge-offs	(35)	(654)	(91)	—	(8)	(788)
Recoveries	1	1	43	1	2	48
Provision for loan losses	212	177	(28)	24	95	480
Ending balance	$713	$834	$250	$290	$553	$2,640
The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

September 30, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$216	$23	$—	$—	$—	$239
Collectively evaluated for impairment	799	920	225	239	648	2,831
Total	$1,015	$943	$225	$239	$648	$3,070
Loans:
Individually evaluated for impairment	$1,191	$515	$—	$—	$—	$1,706
Collectively evaluated for impairment	51,512	89,007	28,455	48,381	117,209	334,564
Total	$52,703	$89,522	$28,455	$48,381	$117,209	$336,270

December 31, 2012	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$214	$23	$—	$—	$—	$237
Collectively evaluated for impairment	619	834	232	282	572	2,539
Total	$833	$857	$232	$282	$572	$2,776
Loans:
Individually evaluated for impairment	$885	$201	$—	$—	$—	$1,086
Collectively evaluated for impairment	46,579	83,906	29,678	47,083	104,237	311,483
Total	$47,464	$84,107	$29,678	$47,083	$104,237	$312,569

The following table presents information related to loans individually evaluated for impairment by segment of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	1,191	1,191	216	885	885	214
Commercial real estate	515	515	23	201	201	23
Total	$1,706	$1,706	$239	$1,086	$1,086	$237

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$—	$—	$76
Commercial real estate	—	28	—	76
With an allowance recorded	198	0	1284	504
Commercial loans	1,219	498	1,284	504
Commercial real estate	520	118	530	577
Total	$1,739	$644	$1,814	$1,157

At September 30, 2013, impaired commercial real estate loans are represented by three loans.  At September 30, 2013, impaired commercial loans are represented by nine loans. Six of the commercial loans were considered troubled debt restructurings and totaled $1.0 million as of September 30, 2013. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. The remaining three commercial loans totaling $174,051 represented one relationship that was considered impaired.  Cash basis interest income of $22,000 and $72,000 was recognized for the three months and nine months ended September 30, 2013, respectively.

The average recorded investment of impaired commercial real estate loans, both with and without an allowance for the three months and nine months ended September 30, 2012 represents two commercial real estate loans. One of the commercial real estate loans was a relationship with multiple properties. The loans were charged off in June 2012 except for $100,000 which was paid by a related party in July 2012. The average recorded investment of impaired commercial loans for the three months and nine months ended September 30, 2012 represented six commercial loans that were considered impaired during the quarter ended September 30, 2012. Three of the commercial loans were considered trouble debt restructurings and totaled $263,000 as of September 30, 2012. The remaining commercial real estate loan and three commercial loans totaling $347,000 represented one relationship that was considered impaired. Cash basis interest income of $10,000 and $30,000 was recognized for the three months and nine months ended September 30, 2012, respectively.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$225	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	200	—
Residential mortgages	404	—
Total	$829	$—

	December 31, 2012
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$59	$—
Commercial real estate	—	238
Consumer loans	—	—
Home equity	150	—
Residential mortgages	279	—
Total	$488	$238

The following represents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans.

	September 30, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$52,703	$—	$19	$155	$174	$52,529
Commercial real estate	89,522	—	—	—	—	89,522
Consumer loans	28,455	50	—	—	50	28,405
Home equity	48,381	63	62	200	325	48,056
Residential mortgages	117,209	58	286	346	690	116,519
Total	$336,270	$171	$367	$701	$1,239	$335,031

	December 31, 2012
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$47,464	$—	$—	$—	$—	$47,464
Commercial real estate	84,107	—	—	238	238	83,869
Consumer loans	29,678	85	—	—	85	29,593
Home equity	47,083	23	—	150	173	46,910
Residential mortgages	104,237	181	56	279	516	103,721
Total	$312,569	$289	$56	$667	$1,012	$311,557

Troubled Debt Restructurings

There were no troubled debt restructurings ("TDRs") recorded during the three months ended September 30, 2013. There were two TDRs recorded during the nine months ended September 30, 2013 consisting of two commercial loans totaling $505,000. There were three TDRs that were recorded during the three months and nine months ending September 30, 2012 consisting of three commercial loans totaling $263,000. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The Company has not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs. Certain TDRs are classified as nonperforming at the time of the restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period.

	September 30, 2013			December 31, 2012
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands)
Troubled Debt Restructurings
Commercial real estate	—	$—	$—	—	$—	$—
Commercial loans	6	1,017	175	4	662	186
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	6	$1,017	$175	4	$662	$186

Each of the commercial loans represented a line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The six loans considered TDRs as of September 30, 2013 represented four commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $51,000 and $59,000 as of September 30, 2013 and December 31, 2012, respectively, was considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three month and nine month ended September 30, 2013 and 2012. All of the TDRs were considered impaired as of September 30, 2013 and December 31, 2012. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12), the risk category by class of loan is as follows:

	September 30, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$17,125	$71,150	$436	$811	$—
Commercial real estate	16,916	34,389	123	1,209	66
Total	$34,041	$105,539	$559	$2,020	$66

	December 31, 2012
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$16,927	$29,752	$—	$700	$85
Commercial real estate	15,905	67,680	—	494	28
Total	$32,832	$97,432	$—	$1,194	$113

Note E — Segment Information

Effective January 1, 2013, the Bank reorganized its internal reporting segments to better align services provided to customers. Based on this re-alignment, the Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. The prior year segment information has not been restated because it is impracticable to do so based upon how product performance is now being accounted for within the accounting records. For the three months and nine months ended September 30, 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc. The activities of Workplace Health Solutions Inc. were merged into Bailey & Haskell Associates, Inc. as of January 1, 2013. Effective January 1, 2013, the activities of Benefit Consulting Group, Inc. were divided into three functions of which one was transferred to the banking franchise as it represents services similar to trust services, one was transferred to Bailey & Haskell Associates, Inc. as it resembles services already provided by the entity and the financial and advisory services remained at Benefit Consulting Group Inc. which is being developed into broker-dealer services. Effective June 2013, the name of Benefit Consulting Group, Inc. was changed to Oneida Wealth Management, Inc.

Prior to January 1, 2013, the Bank determined that it had four primary business segments, its banking franchise, its insurance activities, its employee benefit consulting activities and risk management activities.  For the three months and nine months ended September 30, 2012 the Bank’s insurance activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank’s benefit consulting activities consisted of those conducted through its wholly owned subsidiary Benefit Consulting Group, Inc. The risk management activities consisted of those conducted through its wholly owned subsidiary Workplace Health Solutions Inc.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended September 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,962	$—	$—	$4,962
Provision for loan losses	180	—	—	180
Net interest income after provision for loan losses	4,782	—	—	4,782
Investment gains, net	402	—	—	402
Commissions and fees on sales of non-banking products	509	4,686	671	5,866
Other operating income	1,249	—	—	1,249
Non-interest expenses	5,168	4,523	730	10,421
Depreciation and amortization	394	82	8	484
Income (loss) before income taxes	1,380	81	(67)	1,394
Income tax expense (benefit)	367	32	(29)	370
Net income (loss)	1,013	49	(38)	1,024
Less: net income attributable to noncontrolling interest	3	—	—	3
Net income (loss) attributable to Oneida Financial Corp.	$1,010	$49	$(38)	$1,021
Total Assets	$689,852	$31,896	$2,102	$723,850

	Three Months Ended September 30, 2012
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total

	(In thousands)
Net interest income	$4,889	$—	$—	$—	$4,889
Provision for loan losses	180	—	—	—	180
Net interest income after provision for loan losses	4,709	—	—	—	4,709
Investment gains, net	118	—	—	—	118
Impairment of other asset	(1,886)				(1,886)
Non-interest income	1,369	2,539	1,798	428	6,134
Non-interest expenses	4,260	2,416	1,449	422	8,547
Depreciation and amortization	382	41	22	1	446
(Loss) income before income taxes	(332)	82	327	5	82
Income tax (benefit) expense	(158)	37	134	1	14
Net (loss) income	(174)	45	193	4	68
Less: net income attributable to noncontrolling interest	3	—	—	—	3
Net (loss) income attributable to Oneida Financial Corp.	$(177)	$45	$193	$4	$65
Total Assets	$656,682	$20,748	$7,398	$446	$685,274

	Nine Months Ended September 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$14,697	$—	—	14,697
Provision for loan losses	380	—	—	380
Net interest income after provision for loan losses	14,317	—	—	14,317
Investment gains, net	1,793	—	—	1,793
Commissions and fees on sales of non banking products	1,434	14,602	1,798	17,834
Non-interest income	3,747	—	—	3,747
Non-interest expenses	15,264	12,830	2,104	30,198
Depreciation and amortization	1,172	263	26	1,461
Income (loss) before income taxes	4,855	1,509	(332)	6,032
Income tax expense (benefit)	1,080	616	(134)	1,562
Net income (loss)	3,775	893	(198)	4,470
Less: net income attributable to noncontrolling interest	6	—	—	6
Net income (loss) attributable to Oneida Financial Corp.	$3,769	$893	$(198)	$4,464
Total Assets	$689,852	$31,896	$2,102	$723,850

	Nine Months Ended September 30, 2012
	Banking Activities	Insurance Activities	Benefit Consulting Activities	Risk Management Activities	Total

	(In thousands)
Net interest income	$14,674	$—	$—	$—	$14,674
Provision for loan losses	480	—	—	—	480
Net interest income after provision for loan losses	14,194	—	—	—	14,194
Investment losses, net	953	—	—	—	953
Impairment of other assets	(1,886)	—	—	—	(1,886)
Non-interest income	3,808	8,770	5,527	1,391	19,496
Non-interest expenses	13,068	7,394	4,270	1,316	26,048
Depreciation and amortization	1,168	123	63	2	1,356
Income before income taxes	2,833	1,253	1,194	73	5,353
Income tax expense	327	541	491	23	1,382
Net income	2,506	712	703	50	3,971
Less: net income attributable to noncontrolling interest	6	—	—	—	6
Net income attributable to Oneida Financial Corp.	$2,500	$712	$703	$50	$3,965
Total Assets	$656,682	$20,748	$7,398	$446	$685,274

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

	2013	2012
	(In thousands)
Total assets for reportable segments	$723,850	$685,274
Elimination of intercompany cash balances	(10,317)	(8,700)
Consolidated Total	$713,533	$676,574

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$4,379	$1,066	$3,313	$—
Available-for-sale securities
U.S. Agencies	52,526	—	52,526	—
Corporate	25,581	—	25,581	—
Agency asset backed securities	5,605	—	5,605	—
Trust preferred securities	4,449	—	—	4,449
State and municipal	46,467	—	44,354	2,113
Small business administration	13,469	—	13,469	—
Residential mortgage-backed securities	58,516	—	58,516	—
Collateralized mortgage obligations	1,289	—	1,289	—
Total	$212,281	$1,066	$204,653	$6,562

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,630	$3,172	$2,458	$—
Available-for-sale securities
U.S. Agencies	47,284	—	47,284	—
Corporate	40,144	—	40,144	—
Agency asset backed securities	5,829	—	5,829	—
Trust preferred securities	5,621	—	—	5,621
State and municipal	42,721	—	40,105	2,616
Small business administration	13,767	—	13,767	—
Residential mortgage-backed securities	71,337	—	71,337	—
Collateralized mortgage obligations	1,666	—	1,666	—
Total	$233,999	$3,172	$222,590	$8,237

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferreds	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Pay downs on securities	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	125	—	125
Gain on sale of securities	208	—	208
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(33)	—	(33)
Pay downs on securities	—	(94)	(94)
Sales of securities	(889)	—	(889)
Included in other comprehensive income	155	(68)	87
Ending balance June 30, 2013	$4,919	$2,221	$7,140
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	106	—	106
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(1,437)	—	(1,437)
Pay downs on securities	—	(79)	(79)
Included in other comprehensive income	861	(29)	832
Ending balance September 30, 2013	$4,449	$2,113	$6,562

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trading Securities	Trust Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2012	$1,919	$3,615	$7,495	$13,029
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—	—
Other changes in fair value	(12)	—	—	(12)
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(350)	—	(350)
Pay downs on securities	—	—	(1,073)	(1,073)
Included in other comprehensive income	—	192	(42)	150
Ending balance March 31, 2012	$1,907	$3,457	$6,380	$11,744
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—	—	—
Other changes in fair value	89	—	—	89
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	—	—	—
Pay downs on securities	—	—	(1,543)	(1,543)
Included in other comprehensive income	—	191	50	241
Ending balance June 30, 2012	$1,996	$3,648	$4,887	$10,531
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	100	—	100
Other changes in fair value	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—
Interest payments applied to principal	—	(498)	—	(498)
Purchases, sales, issuances, and settlement, net	—	—	(255)	(255)
Included in other comprehensive income	4	552	(40)	516
Ending balance September 30, 2012	$2,000	$3,802	$4,592	$10,394

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

There were no impaired loans or other real estate owned, net that were measured at fair value as of September 30, 2013 or December 31, 2012.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

	(In thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	127	(147)	1,251	531
Total change in fair value	$127	$(147)	$1,251	$531

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$34,247	$34,247	$—	$—	$34,247
Trading securities	4,379	1,066	3,313	—	4,379
Investment securities, available-for-sale	207,902	—	201,340	6,562	207,902
Investment securities, held-to-maturity	43,428	—	41,773	1,846	43,619
Loans held for sale	—	—	—	—	—
Loans receivable, net	334,062	—	—	341,774	341,774
Federal Home Loan Bank stock	1,616	N/A	N/A	N/A	N/A
Accrued interest receivable	2,431	—	1,452	979	2,431
Financial liabilities:	0
Deposits	$608,604	$465,502	$145,689	$—	$611,191
Borrowings	1,000	—	1,038	—	1,038
Accrued interest payable	11	3	8	—	11

December 31, 2012	Carrying Amount	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,803	$19,803	$—	$—	$19,803
Trading securities	5,630	3,172	2,458	—	5,630
Investment securities, available-for-sale	228,369	—	220,132	8,237	228,369
Investment securities, held-to-maturity	29,077	—	29,193	1,587	30,780
Loans held for sale	1,029	—	1,073	—	1,073
Loans receivable, net	310,674	—	—	321,207	321,207
Federal Home Loan Bank stock	1,936	N/A	N/A	N/A	N/A
Accrued interest receivable	2,065	—	1,077	988	2,065

Financial liabilities:
Deposits	$568,265	$428,436	$142,616	$—	$571,052
Borrowings	6,000	—	6,097	—	6,097
Accrued interest payable	31	4	27	—	31

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $151,280 and $448,583 for the three months and nine months ended September 30, 2013, respectively.  Total compensation cost related to this plan for the three months and nine months ended September 30, 2012 was $124,992 as the plan was started in July 2012.  The total income tax benefit was $58,243 and $172,704 for the three months and nine months ended September 30, 2013, respectively. The total income tax benefit was $48,121 for the three months and nine months ended September 30, 2012.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options have vesting periods of five years and have ten year contractual terms.  There were 19,250 shares available for future grants under the plan described above as of September 30, 2013. Compensation recorded in conjunction with the option awards was $9,830 and $29,136 for the three months and nine months ended September 30, 2013, respectively. Compensation recorded for the three months and nine months ended September 30, 2012 was $7,368.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2013	2012
Risk-free interest rate	1.00%	0.60%
Expected term	4.00 years	5.00 years
Expected stock price volatility	25.34%	21.98%
Dividend yield	4.66%	4.66%

A summary of activity in the stock option plan for 2013 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	197,500	$10.30	9.563	$530,650
Granted	1,027	$15.03	—	—
Exercised	(5,000)	$10.30	—	$22,095
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2013	193,527	$10.33	8.816	$565,950
Fully Vested and expected to vest	158,000	0		$464,520
Exercisable as of September 30, 2013	35,527	$10.44	8.816	$101,430

Information related to the stock option plan was as follows:

	2013	2012
Intrinsic value of options exercised	22,095	—
Cash received from option exercises	20,614	—
Tax benefit realized from option exercises	9,226	—
Weighted average fair value of options granted	$1.8174	$0.9885

As of September 30, 2013, there was $148,914 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 3.81 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the five year vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30.  RRP shares vest ratably over the five year vesting period on the anniversary date.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at September 30, 2013 and 130,000 shares were issued in July 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	130,000	$10.30
Granted	—	—
Vested	(26,000)	$10.30
Forfeited	—	—
Nonvested at September 30, 2013	104,000	$10.30

As of September 30, 2013, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.81 years. Compensation expense recorded in conjunction with the RRP awards was $67,475 and $199,861 for the three months and nine months ended September 30, 2013, respectively. Compensation expense of $49,840 was recorded for the three months and nine months ended September 30, 2012.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are three sets of performance criteria based on the individual award; (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33%; (2) three year cumulative earnings per share, annual loan growth rate and net charge off rate weighted at 33%; and (3) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of September 30, 2013, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance set.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 85,000 at September 30, 2013 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	85,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2013	85,000	$10.30

As of September 30, 2013, there was $367,566 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 1.25 years. Compensation expense recorded in conjunction with the performance awards totaled $73,975 and $219,586 for the three months and nine months ended September 30, 2013, respectively. Compensation expense of $67,784 was recorded for the three months and nine months ended September 30, 2012.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months and nine months ended:

	For the Three Months Ended September 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(3,108)	$1,243	$(1,865)
Reclassification adjustment for gains included in net income (1)	(275)	110	(165)
Net unrealized losses on available-for-sale securities	(3,383)	1,353	(2,030)

Net pension gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18
Other comprehensive loss	$(3,353)	$1,341	$(2,012)

	For the Nine Months Ending September 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(9,635)	$3,854	$(5,781)
Reclassification adjustment for gains included in net income (1)	(542)	217	(325)
Net unrealized loss on available-for-sale securities	(10,177)	4,071	(6,106)

Net pension gain (loss) arising during period (2)	91	(36)	55
Net unrecognized postretirement benefit obligation	91	(36)	55
Other comprehensive loss	$(10,086)	$4,035	$(6,051)

	For the Three Months Ended September 30, 2012
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,401	$(560)	$841
Reclassification adjustment for gains included in net income (1)	(265)	106	(159)
Net unrealized gains on available-for-sale securities	1,136	(454)	682

Net pension gain (loss) arising during period (2)	35	(14)	21
Net unrecognized postretirement benefit obligation	35	(14)	21
Other comprehensive income	$1,171	$(468)	$703

	For the Nine Months Ending September 30, 2012
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$3,397	$(1,359)	$2,038
Reclassification adjustment for gains included in net income (1)	(422)	169	(253)
Net unrealized gains on available-for-sale securities	2,975	(1,190)	1,785

Net pension gain (loss) arising during period (2)	106	(42)	64
Net unrecognized postretirement benefit obligation	106	(42)	64
Other comprehensive income	$3,081	$(1,232)	$1,849

___________________________________
(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net gains (losses) on sales of securities on the consolidated statement of operations.
(2) Net gain(loss) arising during period which is comprised of net gain (loss) and amortization of prior gain (loss) is reported in compensation and benefits on the consolidated statements of operations.

The following table represents a summary of the change in accumulated other comprehensive income (loss) balances, net of tax, for the nine months ended September 30, 2013 and 2012:

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive income, during the period, net of adjustments	(5,781)	55	(5,726)
Amounts reclassified from AOCI	(325)	—	(325)
Other comprehensive income	(6,106)	55	(6,051)
Balance at September 30, 2013	$(3,160)	$(1,980)	$(5,140)

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(In thousands)
Balance at January 1, 2012	$113	$(2,235)	$(2,122)
Other comprehensive income, during the period, net of adjustments	2,038	64	2,102
Amounts reclassified from AOCI	(253)	—	(253)
Other comprehensive income	1,785	64	1,849
Balance at September 30, 2012	$1,898	$(2,171)	$(273)

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

In February 2013, the FASB amended existing guidance related to reporting reclassifications out of accumulated other comprehensive income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this guidance were effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company's operating results or financial condition.

In July 2012, the FASB amended existing guidance related to impairment testing on indefinite-lived intangible assets.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, if after the same assessment, it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  The amendments in this guidance were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material effect on the Company’s operating results or financial condition.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results Of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents Management’s Discussion and Analysis of Oneida Financial Corp.'s ("the Company’s") consolidated financial results of operations and condition and should be read in conjunction with the Company’s financial statements and notes thereto included herein.

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

GENERAL

Oneida Financial Corp. is the parent company of Oneida Savings Bank (“the Bank”).   The Company is a Maryland corporation. The Company conducts no business other than holding the common stock of the Bank and general passive investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities.  Also contributing to our earnings is non-interest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance, risk management and employee benefits and financial investment and advisory subsidiaries and fees from trust services, and net gains and losses on sale of investments.  Interest income and non-interest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulation or government policies may materially affect our financial condition and results of operations.

RECENT DEVELOPMENTS

The Company announced on September 25, 2013, a quarterly cash dividend of $0.12 per share, which was paid on October 22, 2013 to its shareholders of record on October 8, 2013.

In early July 2013, Madison and Oneida counties experienced localized heavy flooding that caused damage in certain areas of our market. The flooding, although localized, resulted in damage to a number of homeowners as well as an increase in costs to the local municipalities. The flooding may have affected the collateral properties securing some of our loans and may have affected the ability of some of our borrowers to repay their obligations to the Bank according to contractual terms. As a result, delinquent loans, nonaccrual loans and loan losses may increase. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries mortgage impairment insurance. These policies will help mitigate any losses that the Bank may otherwise sustain. In addition, New York State and FEMA are in the early stages of providing assistance to homeowners and local municipalities. Based on information to date, the impact of the flooding did not have a material impact on the Bank's financial condition and results of operations.

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

FINANCIAL CONDITION

ASSETS.  Total assets at September 30, 2013 were $713.5 million, an increase of $32.1 million, or 4.7%, from $681.4 million at December 31, 2012. The increase in total assets was primarily attributable to an increase in loans receivable due to the Company retaining fixed-rate residential loan originations and an increase in cash and cash equivalents.

Cash and cash equivalents increased $14.4 million, or 72.7%, to $34.2 million at September 30, 2013 from $19.8 million at December 31, 2012.  The increase in cash and cash equivalents reflects an increase in retail and municipal deposits and the timing of investing the excess cash on hand in higher yielding loans and securities.

Trading securities decreased $1.3 million, or 21.4%, to $4.4 million at September 30, 2013 as compared with $5.6 million at December 31, 2012. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities was due to the sale of $2.5 million of common equity securities offset by an increase in fair value during the first nine months of 2013 that was reflected through the income statement.

Mortgage-backed securities increased $946,000, or 1.0%, to $91.9 million at September 30, 2013 as compared with $90.9 million at December 31, 2012.  Investment securities decreased $7.0 million, or 4.2%, to $159.5 million at September 30, 2013 as compared to $166.5 million at December 31, 2012. The decrease in investment securities was due to the reinvestment of proceeds received from sales, calls and principal pay downs during the first nine months of 2013 into loans receivable and the timing of investing excess cash on hand.

Loans receivable, including loans held for sale, increased $22.4 million, or 7.2%, to $334.1 million at September 30, 2013 as compared with $311.7 million at December 31, 2012.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. We sold $9.5 million in fixed rate residential loans, which represents the majority of the Company's fixed-rate residential loan origination volume during the nine months ended September 30, 2013 with terms exceeding 15 years. Loan originations during the first nine months of 2013 totaled $78.9 million as compared to total loan originations during the nine months ended September 30, 2012 of $93.0 million. The decrease in loan originations from the prior year reflects a $6.0 million commercial construction participation loan included in the prior year originations as well as a general decrease in refinancing activity due to the continued low interest rate environment.

LIABILITIES.  Total liabilities increased by $35.6 million, or 6.1%, to $624.0 million at September 30, 2013 from $588.4 million at December 31, 2012.  The increase was the result of an increase in deposits of $40.3 million partially offset by a decrease in borrowings of $5.0 million.

Deposit accounts increased $40.3 million, or 7.1%, to $608.6 million at September 30, 2013 from $568.3 million at December 31, 2012.  Interest-bearing deposit accounts increased by $29.5 million, or 6.0%, to $522.0 million at September 30, 2013 from $492.5 million at December 31, 2012.  Non-interest bearing deposit accounts increased $10.8 million, or 14.2%, to $86.6 million at September 30, 2013 from $75.8 million at December 31, 2012.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $14.0 million or 3.0% to $476.5 million at September 30, 2013 from $462.5 million at December 31, 2012.  Municipal deposits increased $26.3 million or 24.9% to $132.1 million at September 30, 2013 from $105.8 million at December 31, 2012.  This increase was concurrent with local tax collections by various municipalities.

Borrowings decreased $5.0 million, or 83.3%, to $1.0 million at September 30, 2013 from $6.0 million at December 31, 2012. The decrease in borrowings was due to our decision not to renew the Federal Home Loan Bank (“FHLB”) advances that matured during the first nine months of 2013.  At September 30, 2013 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities increased $290,000, or 2.1%, to $14.4 million at September 30, 2013 from $14.1 million at December 31, 2012. The increase in other liabilities is primarily due to an increase in premiums payable at our insurance subsidiary as a result of an increase in future dated commissions at September 30, 2013 from December 31, 2012.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at September 30, 2013 was $89.6 million, a decrease of $3.4 million, or 3.7%, from $93.0 million at December 31, 2012.  The decrease in stockholders’ equity was a result of decrease in accumulated other comprehensive income of $6.1 million at September 30, 2013 resulting from a decrease in the fair value of mortgage-backed and investment securities reflecting the recent increase in interest rates. In addition, stockholders were paid quarterly dividends during the first nine months of 2013 totaling $0.36 per share resulting in a reduction in stockholders’ equity of $2.5 million. Offsetting these decreases in stockholders' equity was an increase as a result of $4.5 million of net income for the nine months ended September 30, 2013.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
	2013			2012			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans receivable	$331,522	$3,793	4.58%	$299,903	$3,769	5.03%	$296,156	$15,126	5.11%
Investment and mortgage-backed securities	264,851	1,781	2.69%	259,924	1,834	2.82%	256,853	7,273	2.83%
Federal funds	2,610	1	0.15%	6,119	2	0.13%	22,178	22	0.10%
Equity securities	4,253	23	2.16%	7,682	69	3.59%	6,929	344	4.96%
Total interest-earning assets	603,236	5,598	3.71%	573,628	5,674	3.96%	582,116	22,765	3.91%
Non interest-earning Assets:
Cash and due from banks	11,780			10,647			11,154
Other assets	84,664			85,585			82,691
Total assets	$699,680			$669,860			$675,961
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$157,674	$129	0.32%	$159,483	$167	0.42%	$176,382	$751	0.43%
Savings accounts	131,709	91	0.27%	116,357	82	0.28%	111,387	303	0.27%
Interest-bearing checking	73,976	15	0.08%	68,786	14	0.08%	67,322	55	0.08%
Time deposits	142,491	374	1.04%	136,838	403	1.17%	137,250	1,630	1.19%
Borrowings	9,905	22	0.88%	13,465	118	3.49%	10,481	431	4.11%
Notes payable	713	5	2.78%	76	1	5.23%	109	3	2.75%
Total interest-bearing liabilities	516,468	636	0.49%	495,005	785	0.63%	502,931	3,173	0.63%
Non-interest-bearing Liabilities:
Demand deposits	77,263			73,780			72,288
Other liabilities	14,237			10,270			10,728
Total liabilities	$607,968			$579,055			$585,947
Stockholders’ equity	91,712			90,805			90,014
Total liabilities and stockholders’ equity	$699,680			$669,860			$675,961
Net Interest Income		$4,962			$4,889			$19,592
Net Interest Spread			3.22%			3.33%			3.28%
Net Earning Assets	$86,768			$78,623			$79,185
Net yield on average interest-earning assets		3.29%			3.41%			3.37%
Average interest-earning assets to average interest-bearing liabilities		116.80%			115.88%			115.74%

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
	2013			2012			2012
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earnest/Paid	Yield/Rate	Average Outstanding Balance	Interest Earnest/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans receivable	$323,272	$11,275	4.65%	$293,071	$11,337	5.16%	$296,156	$15,126	5.11%
Investment and mortgage-backed securities	259,133	5,276	2.71%	258,435	5,544	2.86%	256,853	7,273	2.83%
Federal funds	13,170	11	0.11%	22,118	15	0.09%	22,178	22	0.10%
Equity securities	4,461	69	2.06%	7,384	209	3.77%	6,929	344	4.96%
Total interest-earning assets	600,036	16,631	3.70%	581,008	17,105	3.93%	582,116	22,765	3.91%
Non interest-earning Assets:
Cash and due from banks	11,390			11,352			11,154
Other assets	85,341			82,833			82,691
Total assets	$696,767			$675,193			$675,961
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$169,148	$427	0.34%	$176,181	$569	0.43%	$176,382	$751	0.43%
Savings accounts	125,678	252	0.27%	110,526	227	0.27%	111,387	303	0.27%
Interest-bearing checking	74,589	44	0.08%	67,620	41	0.08%	67,322	55	0.08%
Time deposits	141,012	1,128	1.07%	137,146	1,237	1.20%	137,250	1,630	1.19%
Borrowings	4,848	64	1.77%	11,898	354	3.97%	10,481	431	4.41%
Notes payable	835	19	3.04%	132	3	3.04%	109	3	2.75%
Total interest-bearing liabilities	516,110	1,934	0.50%	503,503	2,431	0.64%	502,931	3,173	0.63%
Non-interest-bearing Liabilities:
Demand deposits	75,280			70,981			72,288
Other liabilities	12,136			11,104			10,728
Total liabilities	$603,526			$585,588			$585,947
Stockholders’ equity	93,241			89,605			90,014
Total liabilities and stockholders’ equity	$696,767			$675,193			$675,961
Net Interest Income		$14,697			$14,674			$19,592
Net Interest Spread			3.19%			3.28%			3.28%
Net Interest Earning Assets	$83,926			$77,505			$79,185
Net yield on average interest-earning assets		3.27%			3.37%			3.37%
Average interest-earning assets to average interest-bearing liabilities		116.26%			115.39%			115.74%

RESULTS OF OPERATIONS

General.  Net income for the three months ended September 30, 2013 was $1.0 million compared to $65,000 for the three months ended September 30, 2012.  For the three months ended September 30, 2013, diluted net income per share was $0.15 as compared with diluted net income per share of $0.01 for the three months ended September 30, 2012.  Net income for the nine months ended September 30, 2013 was $4.5 million compared to $4.0 million for the nine months ended September 30, 2012. The increase in net income for both the three month and nine month periods is primarily the result of an increase in net interest income, an increase in investment gains, a decrease in impairment of other assets and an increase in non-interest income partially offset by an increase in non-interest expense and the provision for income taxes.

Net income from operations for the three months ended September 30, 2013, excluding the non-cash charges and benefits to earnings, as referenced in the table below, was $927,000 or $0.13 diluted net income per share compared to net income from operations for the three months ended September 30, 2012 of $1.7 million or $0.26 diluted net income per share. Net income from operations for the nine months ended September 30, 2013, excluding the non-cash charges and benefits to earnings, as referenced in the table below, was $3.5 million or $0.52 diluted net income per share. This compares to net income from operations for the nine months ended September 30, 2012 of $5.0 million or $0.73 diluted net income per share. The decrease in operating earnings during the nine months ended September 30, 2013 as compared with the same period last year was primarily the result of an increase in non-interest expense supporting the continued investment in and growth of the Company's insurance and other non-banking subsidiaries. Partially offsetting the increase in non-interest expense was an increase in non-interest income, an increase in net investment gains, a decrease in the provision for loan losses and a decrease in the provision for income taxes.  The table below summarizes the Company’s operating results excluding these cumulative non-cash benefits related to the change in fair value of trading securities in each period.

Reported Results and Operating Results/Non-Gaap
(excluding non-cash gains and losses recognized under the fair value option)
(All amounts in thousands except net income per diluted share)

	Three Months Ending September 30, 2013	Three Months Ending September 30, 2012
Net income attributable to Oneida Financial Corp.	$1,021	$65
Less:
Change in fair value of trading securities	(127)	147
Income tax effect	33	(360)
Operating results attributable to Oneida Financial Corp.	$927	$1,738
Reported net income per diluted share	$0.15	$0.01
Operating net income per diluted share	$0.13	$0.26

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income attributable to Oneida Financial Corp.	$4,464	$3,965
Less:
Change in fair value of trading securities	(1,251)	(531)
Income tax effect	324	(350)
Operating results attributable to Oneida Financial Corp.	$3,537	$4,970
Reported net income per diluted share	$0.64	$0.58
Operating net income per diluted share	$0.52	$0.73

     The change in fair value of investments for the nine months ended September 30, 2013 in the table above excludes $239,000 in gains received upon the sale of certain trading assets during the second quarter 2013.

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

Interest and Dividend Income.  Interest and dividend income decreased by $76,000, or 1.3%, to $5.6 million for the three months ended September 30, 2013 from $5.7 million for the three months ended September 30, 2012.  Interest and fees on loans increased by $24,000 for the three months ended September 30, 2013 as compared with the same period in 2012.  Interest and dividend income on mortgage-backed and other investment securities decreased $99,000 to $1.8 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 30, 2012.  Interest income earned on federal funds sold decreased $1,000 during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.

For the nine months ended September 30, 2013, interest and dividend income decreased by $474,000, or 2.8%, to $16.6 million from $17.1 million for the nine months ended September 30, 2012. Interest and fees on loans decreased by $62,000 for the nine months ended September 30, 2013 as compared with the same period in 2012. Interest and dividend income on mortgage-backed and other investment securities decreased $408,000 for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.

For the three months ended September 30, 2013, the increase in income on loans resulted from an increase of $31.6 million in the average balance of loans to $331.5 million in the third quarter of 2013 from $299.9 million in the second quarter of 2012 offset by a decrease of 45 basis points in the average yield on loans to 4.58% from 5.03%.  At September 30, 2013, net loans receivable were $334.1 million as compared with $301.1 million at September 30, 2012, reflecting an increase of 11.0%. During 2012, the Bank began retaining a portion of one-to-four family residential mortgages with maturities less than 15 years. Residential mortgages increased $19.5 million from September 30, 2012 to September 30, 2013. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.  For the nine months ended September 30, 2013, the decrease in income on loans resulted from a decrease of 51 basis points in the average yield on loans to 4.65% from 5.16% partially offset by an increase of $30.2 million in the average balance of loans to $323.3 million from $293.1 million for the nine months ended September 30, 2012.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of 13 basis points in the average yield earned to 2.69% from 2.82% partially offset by an increase of $5.0 million in the average balance of investment and mortgage-backed securities to $264.9 million in the third quarter of 2013 from $259.9 million in the third quarter of 2012. For the nine months ended September 30, 2013, interest on investment and mortgage-backed securities decreased $268,000 as compared with the same period in 2012 due to a decrease in the average yield of 15 basis points partially offset by an increase in the average balance of $700,000. The decrease in average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is due to fluctuations in deposits and cash and cash equivalents.

Interest income on federal funds sold decreased as a result of a decrease in the average balance of federal funds sold to $2.6 million during the third quarter of 2013 as compared with $6.1 million during the third quarter of 2012 partially offset by an increase in average yield of 2 basis points. For the nine months ended September 30, 2013, interest income on federal funds sold decreased $4,000 as compared with the same period in 2012 due to a decrease in the average balance of $8.9 million partially offset by an increase in the average yield of 2 basis points.

Income from equity securities decreased due to a decrease in the average balance to $4.3 million for the three months ended September 30, 2013 from $7.7 million for the three months ended September 30, 2012 as well as a decrease in the average yield of 143 basis points.   For the nine months ended September 30, 2013, interest income on equity securities decreased $140,000 as a result of both a decrease in the average balance of $2.9 million and a decrease in the average yield of 171 basis points. The decrease in the average balance and average yield was the result of a called preferred equity security during the fourth quarter of 2012 and sale during the first quarter of 2013.

Interest Expense.  Interest expense decreased $149,000, or 19.0%, to $636,000 for the three months ended September 30, 2013 from $785,000 for the three months ended September 30, 2012.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the third quarter of 2013 of $57,000, decreasing to $609,000 from $666,000 during the third quarter of 2012.  In addition, borrowing expense decreased to $22,000 for the three months ended September 30, 2013 compared with $118,000 for the three months ended September 30, 2012.  Interest expense decreased $497,000, or 20.4% to $1.9 million for the nine months ended September 30, 2013 from $2.4 million for the nine months ended September 30, 2012.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average cost of deposits.  Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $18.8 million, or 5.5%, to $363.4 million at an average cost of 0.26% during the third quarter of 2013 from $344.6 million at an average cost of 0.30% during the third quarter of 2012.  During the same period the average balance of time deposits increased $5.7 million, or 4.2%, to $142.5 million in the third quarter of 2013 from $136.8 million during the third quarter of 2012 and the average rate paid on time deposits decreased 13 basis points. For the nine months ended September 30, 2013, the average cost of deposits was 0.48% as compared with 0.55% for the nine month period in 2012. In addition, the average balance of deposits increased $24.3 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012. Total deposits increased $38.6 million from September 30, 2012, representing an increase of $32.0 million in retail deposits and an increase of $6.6 million in municipal deposits.

The decrease in borrowing expense for the third quarter 2013 as compared to the third quarter 2012 was due to a decrease in the average balance of borrowings outstanding in the September 30, 2013 period to $9.9 million as compared with $13.5 million during the September 30, 2012 period as well as a 261 basis point decrease in the average rate paid on borrowed funds to 0.88% for the 2013 period. For the nine months ended September 30, 2013, interest expense on borrowings decreased $290,000 due to a decrease in the average outstanding balance of borrowings to $4.8 million as compared to $11.9 million for the nine month period 2012. The decrease in borrowings reflects our decision not to renew the FHLB advances that matured during 2012 and 2013.

Provision for Loan Losses.  The total provision for loan losses was $180,000 for both the three months ended September 30, 2013 and for the three months ended September 30, 2012. The total provision for loan losses was $380,000 for the nine months ended September 30, 2013 as compared to a provision of $480,000 for the nine months ended September 30, 2012. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the third quarter 2013 reflects the increase in the loan portfolio during the year notwithstanding the improvement in asset quality. Loans individually evaluated for impairment totaled $1.7 million at September 30, 2013 and had an allocated allowance for loan loss reserve of $239,000. Nonperforming loans totaled $829,000 or 0.25% of total loans at September 30, 2013 compared with $747,000 or 0.25% of total loans at September 30, 2012.   Net charge-off activity for the nine months ended September 30, 2013 was $96,000 as compared with $740,000 in net charge-offs during the nine months ended September 30, 2012. The decrease in the net charge-offs was primarily attributable to the charge-off in June 2012 of a specifically reserved, impaired commercial real estate loan with a principal balance of $836,000. The balance of the allowance for loan losses was $3.1 million or 0.92% of loans receivable at September 30, 2013 compared with $2.6 million or 0.88% of loans receivable at September 30, 2012.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities, net gains on sales of securities as well as impairment losses recognized in earnings.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended September 30, 2013 the market value of our trading securities increased $127,000 as compared with a decrease of $147,000 in the 2012 period. For the nine months ended September 30, 2013, the market value of our trading securities increased $1.3 million as compared with an increase of $531,000 in the 2012 period. The increase in market value of the Company's trading securities during the nine months of 2013 includes $239,000 in gains received upon the sale of $2.5 million in certain trading assets during the period which is reflective of the increase in broader equity markets during the period.

During the third quarter of 2013 the Company realized $275,000 of investment gains. This compares with realized gains of $265,000 during the three months ended September 30, 2012.  For the nine months ended September 30, 2013 realized investment gains totaled $542,000 as compared with $422,000 for the same period in 2012.

Non-Interest Income.  Non-interest income increased by $981,000, or 16.0%, to $7.1 million for the three months ended September 30, 2013 from $6.1 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, non-interest income increased by $2.1 million or 10.8%, to $21.6 million from $19.5 million for the nine months ended September 30, 2012.

Revenue derived from commissions and fees on sales of non-banking products increased $1.1 million, or 23.1%, to $5.9 million during the three months ended September 30, 2013 as compared with $4.8 million during the three months ended September 30, 2012. Revenue derived from non-banking subsidiaries increased $2.1 million or 13.4%, to $17.8 million for the nine months ended September 30, 2013 as compared with $15.7 million for the nine months ended September 30, 2012. The increase was primarily due to the revenue resulting from the previously announced acquisition of a Schenectady, New York based insurance agency which was merged into the Company's insurance subsidiary effective December 31, 2012.

Deposit account service fees increased slightly to $707,000 during the three months ended September 30, 2013 from $646,000 during the three months ended September 30, 2012.  For the nine months ended September 30, 2013, deposit account service fees increased $170,000 as compared with the same period in 2012.

The increases were partially offset by a decrease in loan sale and servicing income, which totaled $518,000 for the nine months ended September 30, 2013 as compared with $755,000 for the nine months ended September 30, 2012. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased in the current quarter as compared with the 2012 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $1.9 million, or 21.1%, to $10.9 million for the three months ended September 30, 2013 from $9.0 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, non-interest expense increased by $4.3 million, or 15.7%, to $31.7 million as compared with $27.4 million for the same period in 2012. The increase was primarily due to an increase in operating expenses associated with our insurance agency and consulting subsidiaries associated with commissions paid concurrent with revenue increases.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2013 was $7.1 million, an increase of $1.3 million, or 22.4%, from the third quarter of 2012.  Compensation expense for the nine months ended September 30, 2013 was $20.5 million, an increase of $2.9 million, or 16.5%, as compared with compensation expense of $17.6 million for the same period in 2012. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense as well as the addition of the insurance acquisition effective December 31, 2012.

Building occupancy and equipment expense increased $128,000, or 11.0%, to $1.3 million for the three months ended September 30, 2013 as compared to $1.2 million during the three months ended September 30, 2012. For the nine months ended September 30, 2013, building and occupancy expense increased $415,000, or 11.8%, to $3.9 million as compared with $3.5 million for the same period in 2012.

Other operating expenses increased $473,000, or 23.0%, to $2.5 million for the three months ended September 30, 2013 as compared to $2.1 million during the three months ended September 30, 2012. For the nine months ended September 30, 2013, other operating expenses increased $980,000, or 15.6%, to $7.3 million as compared to $6.3 million for the same period in 2012.

Provision for Income Taxes.  Provision for income taxes was $370,000 for the three months ended September 30, 2013, an increase of $356,000 from the third quarter 2012 income tax provision of $14,000.  The increase in income tax provision reflects the increase in net income for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the provision for income taxes was $1.6 million, an increase of $180,000 from $1.4 million for the same period in 2012. The effective tax rate was 25.9% during the first nine months of 2013 as compared with an effective tax rate of 25.8% for the same time period in 2012. The change in the effective tax rates for the specified periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2013, loan originations totaled $29.4 million compared to $30.4 million during the third quarter of 2012. The purchases of securities available-for-sale totaled $19.2 million during the third quarter of 2013 as compared to $11.9 million during the third quarter of 2012. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2013, the Company had outstanding commitments to originate loans of approximately $6.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $4.0 million at September 30, 2013 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $46.3 million at September 30, 2013 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of September 30, 2013 the total of cash, interest-earning demand accounts and federal funds sold was $34.2 million.

At September 30, 2013, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at September 30, 2013 and December 31, 2012 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2013:
Total Capital
(to Risk Weighted Assets)	$69,569	16.30%	$34,143	8%	$42,679	10%
Tier I Capital
(to Risk Weighted Assets)	$66,499	15.58%	$17,072	4%	$25,607	6%
Tier I Capital
(to Average Assets)	$66,499	9.88%	$26,928	4%	$33,660	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)	$63,591	15.16%	$33,552	8%	$41,940	10%
Tier I Capital
(to Risk Weighted Assets)	$60,815	14.50%	$16,776	4%	$25,164	6%
Tier I Capital
(to Average Assets)	$60,815	9.33%	$26,064	4%	$32,580	5%

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

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

(Annualized where appropriate)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2013	2012	2013	2012
Performance Ratios:
Return on average assets	0.58%	0.04%	0.85%	0.78%
Return on average equity	4.45%	0.29%	6.38%	5.90%
Return on average tangible equity	6.29%	0.39%	8.97%	8.16%
Interest rate spread	3.22%	3.33%	3.19%	3.28%
Net interest margin	3.29%	3.41%	3.27%	3.37%
Efficiency Ratio	89.37%	80.74%	86.30%	79.45%
Non-interest income to average total assets	4.07%	3.66%	4.13%	3.85%
Non-interest expense to average total assets	6.24%	5.37%	6.06%	5.41%
Average interest-earning assets as a ratio to average interest-bearing liabilities	116.80%	115.88%	116.26%	115.39%
Asset Quality Ratios:
Non-performing assets to total assets	0.29%	0.27%	0.29%	0.27%
Non-performing loans to total loans	0.25%	0.25%	0.25%	0.25%
Net charge-offs to average loans	0.02%	0.02%	0.03%	0.24%
Allowance for loan losses to non-performing loans	370.33%	353.07%	370.33%	353.07%
Allowance for loan losses to loans receivable	0.92%	0.88%	0.92%	0.88%
Capital Ratios:
Average equity to average total assets	13.11%	13.56%	13.38%	13.27%
Equity to total assets (end of period)	12.55%	13.38%	12.55%	13.38%
Tangible equity to tangible assets (end of period)	9.15%	10.10%	9.15%	10.10%

ITEM 3.                                                  Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at September 30, 2013, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At September 30, 2013, the Bank had $96.3 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 5.3 years, and fixed rate residential mortgage loans totaled $65.5 million representing 19.5% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

ONEIDA FINANCIAL CORP.
AND SUBSIDIARIES

Part II — Other Information

Item 1                                                            Legal Proceedings

Largely as a result of legal actions commenced by the Oneida Indian Nation of New York ("OIN") and other Indian tribes, New York State and the Counties of Madison and Oneida have for some years been involved in litigation with such tribes, and in some cases the United States, with respect to Indian land claims, tax and regulatory disputes, and the OIN's application to have certain lands taken into trust for its benefit. Much of the Bank’s market area is included in the approximately 300,000-acre land claim of the Oneida Indian Nation (“Oneidas”).  The land claim area is held primarily by private persons.   The Sate and Counties have successfully defended against the OIN's land claims, with those claims finally dismissed by the United States Court of Appeals, Second Circuit, in 2010. Oneida Indian Nation of New York vs. County of Oneida, 617 F.3d 114 (2d Dir.2010), cert. denied S.Ct (2011).1 The Counties currently have a petition for certiorari pending in the Supreme Court of the United States challenging the "not disestablished" Oneida reservation, which the OIN and United States claim is extant in Central New York.

An extensive agreement to settle all disputes between the OIN, on the one hand, and New York State, Madison County and Oneida County, on the other hand, was announced by Governor Cuomo on May 16, 2013 subject to legislative approvals by the two Counties and New York States. Oneida County voted to approve the settlement on May 28; Madison county on May 30. The New York Legislature voted to approve the settlement on June 22. In light of the terms and conditions of the Settlement Agreement, and approvals obtained to date, the Settlement Agreement may resolve all pending litigation in state court (involving tax assessments) and federal court (challenging the Secretary of the Interior's record of decision in 2008 to take 13,000 acres of land into trust for the benefit of OIN and seeking Supreme Court review of the "not disestablished" reservation). The settlement is complex and numerous entities (tribal and non-tribal) have expressed opposition to some or all of its terms. Various legal challenges to the Settlement Agreement are possible, with two such challenges having been recently commenced. Given the complexity of the agreement and possible legal challenges to it, the ultimate outcome of the settlement cannot yet be determined. All or some of the pending state and federal litigation could resume. If so, the outcome of the various legal proceedings will be uncertain.
To date none of the pending litigation and Settlement Agreement has had an adverse impact on the local economy or real property values.  In addition, title insurance companies continue to underwrite policies in the land claim area with no change in premiums or underwriting standards.  Oneida Savings Bank requires title insurance on all residential real estate loans, excluding home equity loans.  Both the State of New York and the Oneidas have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation.  Oneida Financial Corp. continues to monitor the situation.

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

Item 2                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended September 30, 2013.

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
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

ONEIDA FINANCIAL CORP.
Date:	November 14, 2013	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer
Date:	November 14, 2013	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer