Form 10-K
period 2013-12-31
Oneida Financial Corp.
filed 2014-03-18
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the 5,123,645 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's common stock ($13.64) on June 30, 2013, as reported by the Nasdaq Market, was approximately $69.9 million.  As of February 1, 2014, there were issued and outstanding 7,027,230 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Portions of Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).
(2)                                 Annual Report to Stockholders (Part II).

PART I

ITEM 1.                BUSINESS

Oneida Financial Corp.

Oneida Financial Corp. (sometimes herein referred to as the “Company”) is a Maryland corporation.  Oneida Financial Corp. is a stock-owned savings and loan holding company. The Oneida Savings Bank (“Oneida Savings Bank”) is 100% owned by the Company and the Company is 100% owned by public stockholders.

The Company’s only significant assets are our investment in Oneida Savings Bank and cash. At December 31, 2013, Oneida Financial Corp. had consolidated assets of $742.5 million, total deposits of $637.2 million, and stockholders’ equity of $90.7 million.

Oneida Financial Corp.’s executive offices are located at 182 Main Street, Oneida, New York 13421.  Its telephone number at this address is (315) 363-2000 and its website address is www.oneidafinancial.com.  Information on this website is not and should not be considered to be a part of this annual report and Form 10-K.

Oneida Savings Bank

Oneida Savings Bank is a New York chartered savings bank headquartered in Oneida, New York.  Oneida Savings Bank was originally founded in 1866 as a mutual (meaning no stockholders) savings bank.  In 1998, Oneida Savings Bank converted to a New York chartered stock savings bank and reorganized from the mutual to the two-tiered mutual holding company form of organization.  In 2010, Oneida Financial Corp. completed its conversion from the mutual holding company structure to stock ownership. Since 1998 the Bank has grown its traditional community banking franchise organically and through acquisitions of banks and nonbank companies that offer insurance sales, financial services, employee benefits consulting and other risk management products and services. The expansion into insurance and other financial services businesses has enabled Oneida Savings Bank to evolve from a traditional savings bank to a full-service financial services organization.

Oneida Savings Bank’s deposits are insured by the FDIC up to the maximum amount permitted by law.  Oneida Savings Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 10 full service branch offices and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, consumer loans and commercial business loans and to invest in mortgage-backed and other securities.  Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, The State Bank of Chittenango.  Oneida Savings Bank also sells insurance and other commercial services and products, provides employee benefit services and offers risk management services to help mitigate and prevent work related injuries through Bailey & Haskell Associates, Inc., a wholly owned subsidiary, and provides financial and investment advisory services through Oneida Wealth Management Inc., a wholly owned subsidiary.  Oneida Savings Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the New York State Department of Financial Services.

The State Bank of Chittenango

The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York.  Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of State Bank of Chittenango in a limited purpose wholly owned subsidiary.  New York State law prohibits a savings bank from directly soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.).  Holding State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area.  At December 31, 2013, State Bank of Chittenango held $185.0 million in assets, consisting primarily of U.S. Government obligations, mortgage-backed securities and tax exempt securities.  The investment securities maintained at State Bank of Chittenango are used to collateralize $145.4 million in municipal deposits. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.

Bailey & Haskell Associates

Bailey & Haskell Associates, Inc. is the wholly owned insurance agency, risk management and employee benefit subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York. It has six other offices in New York State and one office in South Carolina. Oneida Savings Bank completed the acquisition of Bailey & Haskell Associates in 2000. Bailey &

Haskell Associates is a full-service insurance, risk management and employee benefits firm with over 130 employees providing services to over 19,000 customers.  Bailey & Haskell Associates offers personal and commercial property insurance and other risk management products and services.  In addition, Bailey & Haskell Associates offers employee benefit related services. Bailey & Haskell Associates represents many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National. We have acquired seven insurance agencies in the years following the acquisition of Bailey & Haskell Associates, including Schenectady Insuring Agency, Inc. which was added during 2012. All of the acquired insurance agencies were merged into Bailey & Haskell Associates.

The risk management services provided by Bailey & Haskell Associates were those previously provided through the wholly owned risk management subsidiary Workplace Health Solutions. Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries.  Specifically, Workplace Health Solutions works with employers to develop informed hiring programs, coordinates employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents.  In addition, this subsidiary develops a network of medical professionals to evaluate injured workers and arrange for proper treatment of and recovery from workplace injuries from a risk management perspective.  Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of providing innovative risk management services.  Effective January 1, 2013, Workplace Health Solutions was merged with Bailey & Haskell Associates to better align services provided to customers. The combination of acquired agencies and organic growth has resulted in total revenue for the year ended December 31, 2013 of $19.7 million, an increase of 11.9% or $2.1 million, from $17.6 million for the year ended December 31, 2012. All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Bailey & Haskell Associates.

Oneida Wealth Management

Benefit Consulting Group, Inc., originally acquired in 2006, was the wholly owned employee benefits consulting and retirement plan administration subsidiary of Oneida Savings Bank.  Effective January 1, 2013, the subsidiary was reorganized to better align services provided to customers. The employee benefits services were moved to Bailey & Haskell Associates. The retirement plan administration and financial planning services were moved to Oneida Savings Bank. The financial and investment advisory services remained a part of Benefit Consulting Group. Benefit Consulting Group changed it's name to Oneida Wealth Management Inc. in June 2013. Oneida Wealth Management is headquartered in North Syracuse, New York and operates from offices in Oneida, New York and satellite offices in several branch offices of Oneida Savings Bank. Oneida Wealth Management had total revenue of $2.5 million for the year ended December 31, 2013, an increase of 22.5% or $458,000 from $2.0 million for the year ended December 31, 2012.  All disclosures in this annual report and Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Oneida Wealth Management.

Oneida Preferred Funding Corp.

Oneida Savings Bank established Oneida Preferred Funding Corp. in 1999 as a wholly owned real estate investment trust subsidiary.  At December 31, 2013, Oneida Preferred Funding Corp. held $42.1 million in mortgage and mortgage related assets.  All disclosures in this Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

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

Our primary market area has remained a stable banking market.  As of December 2013, the unemployment rates in Madison and Oneida Counties in New York were 7.0% and 6.6%, respectively, compared to the State of New York’s average of 6.6% and the national average of 6.5%, according to the United States Department of Labor.  As of June 30, 2013, median household income levels ranged from $45,988 to $52,189 in the two counties where we maintain branch offices.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$117,379	34.7%	$105,040	33.5%	$88,876	30.8%	$90,473	31.5%	$101,095	33.8%
Multi-family	10,787	3.2	11,052	3.5	12,270	4.2	12,485	4.3	12,660	4.2
Home equity	49,424	14.7	47,083	15.0	44,980	15.6	42,122	14.6	43,014	14.4
Construction and land	8,942	2.6	7,126	2.3	5,111	1.8	6,236	2.2	4,731	1.6
Commercial real estate	71,606	21.2	66,154	21.1	65,235	22.6	59,547	20.7	55,433	18.6
Total real estate loans	258,138	76.4	236,455	75.4	216,472	75.0	210,863	73.3	216,933	72.6
Consumer Loans:
Automobile loans	25,840	7.6	26,214	8.4	30,841	10.7	32,263	11.2	39,067	13.1
Recreational vehicles	1,316	0.4	1,409	0.4	1,470	0.5	1,350	0.5	1,278	0.4
Personal loans	1,184	0.4	1,520	0.5	1,413	0.5	1,657	0.6	1,897	0.6
Other consumer loans	491	0.1	536	0.2	616	0.2	609	0.2	768	0.3
Total consumer loans	28,831	8.5	29,679	9.5	34,340	11.9	35,879	12.5	43,010	14.4
Commercial business loans	50,876	15.1	47,464	15.1	37,695	13.1	40,965	14.2	38,797	13.0
Total consumer and commercial business loans	79,707	23.6	77,143	24.6	72,035	25.0	76,844	26.7	81,807	27.4

Total loans	$337,845	100.0%	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%	$298,740	100.0%

Loan fees	966		881		997		1,048		1,241
Allowance for loan losses	(3,110)		(2,776)		(2,900)		(4,276)		(2,901)
Total loans receivable, net	$335,701		$311,703		$286,604		$284,479		$297,080

The following table sets forth the composition of our loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
One-to-four family	$65,335	19.3%	$51,640	16.5%	$34,462	11.9%	$32,173	11.2%	$33,121	11.1%
Multi-family	12	—	63	—	119	—	120	—	145	—
Home equity	20,179	6.0	18,898	6.0	15,600	5.4	13,492	4.7	14,736	4.9
Construction and land	8,531	2.5	6,278	2.0	3,526	1.2	2,263	0.8	4,592	1.6
Commercial real estate	7,322	2.2	5,913	1.9	4,012	1.4	2,938	1.0	3,390	1.1
Total real estate loans	101,379	30.0	82,792	26.4	57,719	19.9	50,986	17.7	55,984	18.7
Total consumer loans	28,723	8.5	29,230	9.4	33,244	11.5	34,805	12.1	41,919	14.0
Total commercial business loans	29,505	8.8	27,096	8.6	22,321	7.8	21,665	7.5	21,337	7.2
Total fixed-rate loans	159,607	47.3	139,118	44.4	113,284	39.2	107,456	37.3	119,240	39.9
ADJUSTABLE-RATE LOANS:
Real Estate Loans:
One-to-four family	$52,044	15.4%	$53,400	17.0%	$54,414	18.9%	$58,300	20.3%	$67,974	22.7%
Multi-family	10,775	3.2	10,989	3.5	12,151	4.2	12,365	4.3	12,515	4.2
Home equity	29,245	8.7	28,185	9.0	29,380	10.2	28,630	9.9	28,278	9.5
Construction and land	411	0.1	848	0.3	1,585	0.6	3,973	1.4	139	—
Commercial real estate	64,284	19.0	60,241	19.2	61,223	21.2	56,609	19.7	52,043	17.5
Total real estate loans	156,759	46.4	153,663	49.0	158,753	55.1	159,877	55.6	160,949	53.9
Total consumer loans	108	—	449	0.1	1,096	0.4	1,074	0.4	1,091	0.4
Total commercial business loans	21,371	6.3	20,368	6.5	15,374	5.3	19,300	6.7	17,460	5.8
Total adjustable-rate loans	178,238	52.7	174,480	55.6	175,223	60.8	180,251	62.7	179,500	60.1
Total loans	$337,845	100.0%	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%	$298,740	100.0%
Loan fees	966		881		997		1,048		1,241
Allowance for loan losses	(3,110)		(2,776)		(2,900)		(4,276)		(2,901)
Total loans receivable, net	$335,701		$311,703		$286,604		$284,479		$297,080

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

We originate both adjustable-rate and fixed-rate one-to-four family loans.  As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans.  Our practice in recent years has been to sell in the secondary market substantially all of our fixed-rate one-to-four family loan originations with maturities exceeding fifteen years on a servicing retained basis without recourse to Oneida Savings Bank.  Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future.  In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio.  At December 31, 2013, loans serviced by Oneida Savings Bank for others totaled $107.8 million.  During the years ended December 31, 2013 and December 31, 2012, we sold $12.4 million and $22.9 million, respectively, in fixed-rate one-to-four family loans.  As of December 31, 2013, we had $1.8 million of mortgage loan forward sale commitments.  The fair value of these commitments is not material.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks.  As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At December 31, 2013, $52.0 million, or 15.4% of our loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

All one-to-four family residential mortgage loans originated by Oneida Savings Bank include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2013, approximately $117.4 million, or 34.7% of our loan portfolio, consisted of one-to-four family residential loans.

Home Equity Loans.  We offer home equity loans that are secured by the borrower’s primary residence.  We offer a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated.  The interest rates on home equity lines of credit adjust monthly a margin over the prime interest rate.  We also offer a home equity product providing for a fixed-rate of interest.  Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans.  Fixed-rate home equity loans are originated with terms up to fifteen years.  Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of the existing mortgage loan.  The maximum amount of a home equity loan may not exceed $1.0 million unless approved by the Board of Directors.  We generally require an appraisal on the property securing loans in excess of $75,000 at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans.  We utilize alternative methods in determining the value of properties of loans less than $75,000 such as a limited appraisal or review of tax bills.  At December 31, 2013, the outstanding balance of home equity loans totaled $49.4 million, or 14.7% of our loan portfolio.

Commercial Real Estate Loans. At December 31, 2013, $82.4 million, or 24.4% of the total loan portfolio consisted of commercial real estate and multi-family loans.  Commercial real estate and multi-family residential loans are secured by office buildings, medical facilities, mixed-use properties, religious facilities, other commercial properties and multi-family residential properties. We originate adjustable rate commercial mortgage loans with terms of up to 20 years.  The maximum loan-to-value ratio of commercial real estate loans is 80%.  At December 31, 2013, the largest commercial real estate loan had a principal balance of $3.0 million and was secured by an office building and fixtures.   This loan was performing in accordance with its terms at December 31, 2013.

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

Construction and Land.  At December 31, 2013, construction and land loans totaled $8.9 million, or 2.6% of the total loan portfolio.  We generally do not originate speculative construction loans, and we had no such loans in our portfolio at December 31, 2013. Our construction and land loans consisted of $1.1 million of fixed-rate one-to-four family residential construction loans as well as $7.8 million of commercial new construction loans.  One-to-four family residential construction loans are offered as interest-only loans at a fixed rate of interest for up to a five month construction period.  Immediately following the construction period the loan begins monthly amortizing payments consistent with the terms of the one-to-four family permanent mortgage loan product.  Commercial construction loans can consist of land development loans or new building construction loans as well as participation loans that include new building construction loans.  Land development loans are collateralized by a mortgage on the property which is supported by an appraisal.  Commercial construction loans are given for the construction phase of a building.  There can be an interest only period not exceeding one year for new construction loans. Once the construction is completed, the loan is transferred into permanent financing.  Draws for both residential and commercial new construction are based on the loan approval, commitment letter, and a building and loan agreement.  Property inspections during the construction phase are also required.

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

Consumer Lending.  At December 31, 2013, consumer loans totaled $28.8 million, or 8.5% of the total loan portfolio.  Our consumer loans consist primarily of automobile loans, and to a lesser extent recreational vehicle loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans and unsecured home improvement loans).  Consumer loans are originated with terms to maturity of three to seven years.  Historically, we have sought to increase the level of consumer loans primarily through increased automobile lending.   We participate in a number of indirect automobile lending programs with local automobile dealerships.  All indirect automobile loans must satisfy our underwriting criteria for automobile loans originated directly by us to the borrower and must be approved by one of our lending officers.  At December 31, 2013, loans secured by automobiles totaled $25.8 million, of which $15.9 million were originated through our indirect automobile lending program.   We have also sought to increase the level of automobile loans directly to borrowers by increasing marketing efforts with existing customers.  Automobile loans generally do not have terms exceeding seven years.  We do not provide financing for leased automobiles.

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

Commercial Business Loans.  At December 31, 2013, we had $50.9 million of commercial business loans which represented 15.1% of the total loan portfolio.  Commercial business loans are originated with terms of up to ten years, at fixed rates of interest except for lines of credit which have variable rates of interest.  Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment.  We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers.  We also generally require an appraisal of any real estate that secures the commercial business loan.  At December 31, 2013, the largest commercial business loan totaled $2.2 million, which was secured by business assets, life insurance and liquid collateral of a for-profit telecom provider. At December 31, 2013, unsecured commercial business loans totaled $814,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based, with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

Loan Maturity Schedule.  The following table sets forth certain information as of December 31, 2013, regarding the amount of loans (including loans held for sale) maturing in our portfolio.  Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less.  All loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years		Five Through Ten Years	Ten Through Twenty- Five Years	Beyond Twenty- Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$51	$664	$2,234		$20,536	$83,099	$10,795	$117,379
Multi-family	—	87	68		808	7,430	2,394	10,787
Home equity	934	4,412	9,663	31	31,370	3,045	—	49,424
Construction and land	8,942	—	—		—	—	—	8,942
Commercial real estate	17	353	2,521		21,997	46,718	—	71,606
Total real estate loans	9,944	5,516	14,486		74,711	140,292	13,189	258,138
Consumer loans	765	7,805	13,893		5,988	335	45	28,831
Commercial business loans	12,261	7,976	11,819		14,728	4,058	34	50,876
Total loans	$22,970	$21,297	$40,198		$95,427	$144,685	$13,268	$337,845

Fixed- and Adjustable-Rate Loan Schedule.  The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans (including loans held for sale) due after December 31, 2014.  Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans
One-to-four family	$65,319	$52,009	$117,328
Multi-family	12	10,775	10,787
Home equity	20,113	28,377	48,490
Construction and land	—	—	—
Commercial real estate	7,322	64,267	71,589
Total real estate loans	92,766	155,428	248,194
Consumer loans	27,961	105	28,066
Commercial business loans	28,267	10,348	38,615
Total loans	$148,994	$165,881	$314,875

Loan Origination, Sales and Repayments.  The following table sets forth our loan origination, sales and repayment activities for the periods indicated.  Purchased loans represent individual commercial business loans and construction loans which are considered participation loans.  The sales of loans represent one-to-four family fixed-rate loans that are sold in the secondary market within the normal course of business as well as commercial business loans in which a portion of the loan has been sold.

	Year Ended December 31,
	2013	2012	2011
Originations by Type:	(In thousands)
Adjustable-Rate:
Real estate:
One-to-four family	$8,379	$8,919	$3,900
Multi-family	664	320	564
Home equity	9,672	7,626	5,566
Construction and land	130	15,026	2,787
Commercial real estate	3,972	5,824	10,536
Total real estate loans	22,817	37,715	23,353
Consumer loans	290	655	1,623
Commercial business loans	2,504	1,597	1,636
Total adjustable rate loans	$25,611	$39,967	$26,612
Fixed-Rate:
Real estate:
One-to-four family	$32,505	$46,793	$33,684
Multi-family	—	—	50
Home equity	6,498	8,373	6,034
Construction and land	10,068	1,353	1,792
Commercial real estate	1,386	155	—
Total real estate loans	50,457	56,674	41,560
Consumer loans	15,994	13,540	17,293
Commercial business loans	15,014	20,729	16,053
Total fixed rate loans	$81,465	$90,943	$74,906
Total loans originated	$107,076	$130,910	$101,518
Purchased:
Adjustable-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	—	1,357	—

Commercial real estate	500	—	—
Total real estate loans	500	1,357	—
Consumer loans	—	—	—
Commercial business loans	—	3,470	187
Total adjustable loans	$500	$4,827	$187
Fixed-Rate:
Real estate:
One-to-four family	$—	$—	$—
Multi-family	—	—	—
Home equity	—	—	—
Construction and land	—	—	3,000
Commercial real estate	—	—	—
Total real estate loans	—	—	3,000
Consumer loans	—	—	—
Commercial business loans	500	2,692	63
Total fixed rate loans	$500	$2,692	$3,063
Total loans purchased	$1,000	$7,519	$3,250
Sales:
Real estate:
One-to-four family	$12,358	$22,868	$25,466
Construction and land	2,620	2,987	—
Total real estate loans	14,978	25,855	25,466
Commercial loans	—	—	—
Total loans sold	$14,978	$25,855	$25,466
Repayments:
Real estate:
One-to-four family	$16,187	$16,680	$13,715
Multi-family	929	1,538	829
Home equity	13,829	13,896	8,742
Construction and land	5,762	12,734	8,704
Commercial real estate	406	5,060	4,848
Total real estate loans	37,113	49,908	36,838
Consumer loans	17,132	18,856	20,455
Commercial business loans	14,606	18,719	21,209
Total repayments	$68,851	$87,483	$78,502
Total reductions	$83,829	$113,338	$103,968
Net increase	$24,247	$25,091	$800

Loan Approval Procedures and Authority.  The Board of Directors establishes our lending policies and loan approval limits.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  All residential loans over $500,000 must be approved by the Officer Loan Committee. The Officer Loan Committee shall consist of at least three members with at least one member being the President, Chief Executive Officer or Chief Loan Officer present to vote. The Officer Loan Committee consists of the President, the Chief Executive Officer, the Chief Loan Officer, and the Managed Assets Department Head or a Designated Bank Officer.  All loan relationships in excess of $500,000 and up to $2.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Officer Loan Committee.  All lending relationships in excess of $2.0 million up to $4.0 million (exclusive of residential mortgages and home equity loans secured by a lien on the borrower’s primary residence) must be approved by the Executive Committee of the Board of Directors.  All lending relationships in excess of $4.0 million must be approved by the Board of Directors.

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

Loans-to-One Borrower.  Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis, and an additional 10% of unimpaired net worth in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan.  Our policy provides that loans-to-one borrower (or related borrowers) should not exceed 15% of our capital.

At December 31, 2013, the largest amount loaned to one borrower consisted of seven commercial real estate loans and five commercial loans with an outstanding balance totaling $4.7 million and available credit of $3.3 million.  This amount was secured by commercial property including multiple office buildings and business assets as well as various one-to-four family and farm properties. The loans also carry personal guarantees.  At December 31, 2013 this lending relationship was performing in accordance with its terms.

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

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days past due or earlier when, in the opinion of management, the collection of additional interest is doubtful.  Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income.

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

The following table sets forth certain delinquencies in our loan portfolio as of December 31, 2013.  When a loan is delinquent 90 days or more or earlier when, in the opinion of management, the collection of additional interest is doubtful, we fully reverse all interest accrued and cease to accrue interest thereafter.

Loans Delinquent for:
	60-89 Days			90 Days or More				Total Delinquent Loans
	Number	Amount		Number		Amount		Number		Amount
(Dollars in thousands)
One-to-four family	—	$—		2		$218		2		$218
Multi-family	—	—		—		—		—		—
Home equity	—	—		3		262		3		262
Construction and land	—	—		—		—		—		—
Commercial real estate	—	—		—		—		—		—
Consumer	—	—	—	—	—	—	—	—	—	—
Commercial business	—	—		—		—		—		—
Total	—	$—		5		$480		5		$480

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One-to-four family	$218	$279	$382	$247	$195
Multi-family	—	—	—	—	—
Home equity	262	150	150	—	68
Construction and land	—	—	—	—	—
Commercial real estate	—	—	836	1,555	199
Consumer	—	—	—	—	—
Commercial business	49	59	69	2,175	89
Total	529	488	1,437	3,977	551
Accruing loans delinquent more than 90 days:
Commercial real estate	—	238	—	—	—
Total	—	238	—	—	—
Total nonperforming loans	$529	$726	$1,437	$3,977	$551
Foreclosed assets:
Total	$71	$—	$190	$199	$—
Non-accruing investment securities
Trust preferred securities	—	1,458	3,615	3,402	1,897
Total	$—	$1,458	$3,615	$3,402	$1,897
Total nonperforming assets	$600	$2,184	$5,242	$7,578	$2,448
Total nonperforming loans as a percentage of total loans	0.16%	0.23%	0.50%	1.38%	0.18%
Total nonperforming assets as a percentage of total assets	0.08%	0.32%	0.79%	1.15%	0.41%

Of our total nonperforming loans at December 31, 2013 of $529,000, $218,000 consisted of two one-to-four family loans. We believe that the two one-to-four family loans are adequately collateralized and we do not anticipate any losses on such loans.  These loans are in various stages of foreclosure.  In addition, $262,000 of the nonperforming loans consisted of three home equity loans which are in various stages of foreclosure.  We believe that the three home equity loans are adequately collateralized and we do not anticipate any losses on these loan.  In addition, $49,000 of the nonperforming loans consisted of two commercial loans, both of which are partially guaranteed by SBA. Both of the commercial loans were considered to be troubled debt restructurings and impaired at December 31, 2013 and had an allocated allowance for loan loss reserve of $12,000.   We do not anticipate a material loss on either of these loans. As of December 31, 2012, $1.5 million representing six trust preferred securities were considered nonaccrual. These trust preferred securities were sold/liquidated during 2013 and a loss of $116,000 was realized.

During the years ended December 31, 2013 and 2012, respectively, gross interest income of $81,000 and $61,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period.  No interest income was recorded on nonaccruing loans during the years ended December 31, 2013 and 2012.

As of December 31, 2013, the Company has a recorded investment in troubled debt restructurings of $926,000.  As of December 31, 2012, the Company had a recorded investment in troubled debt restructurings of $662,000. There were no troubled debt restructurings as of December 31, 2011, 2010 and 2009.  The Company allocated $59,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013. The Company allocated $186,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012.  As of December 31, 2013, two of the loans with a principal balance of $49,000 and a specific allowance of $12,000 were considered impaired and on nonaccrual and are included in the table presented above.  The four remaining loans totaling $877,000 with a specific allowance of $46,000 were commercial lines of credit which were not paid in full at the time of maturity.  The loan maturity dates were extended and the reduction in interest rates were to below market rates. All loans are currently performing in accordance with the modified loan terms.

Classification of Assets.  On the basis of management’s review of our assets, at the dates indicated we had classified assets and other criticized assets as follows:

	At December 31,
	2013	2012	2011
	(In thousands)
Classified assets:
Substandard	$1,871	$995	$1,261
Doubtful	—	—	128
Loss	—	—	—
Total classified assets	1,871	995	1,389
Impaired assets	1,429	2,543	5,881
Special mention	—	—	1,169
Other asset	1,950	—	—
Total criticized assets	$5,250	$3,538	$8,439

At December 31, 2013, our classified assets included loans identified by bank regulatory definitions of “substandard”.  We had no assets classified as “doubtful” at December 31, 2013 that were not also considered impaired and included in the impaired assets total.  We had no assets classified as “loss” at December 31, 2013.  Substandard assets consisted of (i) four commercial relationships with a principal balance of $1.4 million, (ii) two one-to-four family residential loans with a principal balance of $218,000, and (iii) three home equity loans with a principal balance of $262,000.  In addition to the classified assets, we have identified certain impaired assets at December 31, 2013 consisting of (i) three commercial real estate loans with a principal balance of $504,000 and (ii) six commercial loans with a principal balance of $925,000. Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance.  At December 31, 2013, we did not have any loans identified as special mention. In addition, we have a classified other asset totaling $2.0 million which represents surplus notes to an insurance company specializing in professional liability for medical malpractice. This asset is considered classified based on changes in management at the insurance company and the loss taken during 2012 related to a similar investment in an insurance company specializing in long-term care facilities. These surplus notes were performing as of December 31, 2013. We no not anticipate a loss on these notes.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.   The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on the historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  Management makes appropriate provisions for loan losses on a quarterly basis.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and valuation of real estate owned.  Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  At December 31, 2013, the total allowance was $3.1 million, which amounted to 0.93% of loans, net and 587.9% of nonperforming loans.   For the years ended December 31, 2013 and 2012, we had net charge-offs of $166,000 and $864,000, respectively, against this allowance.

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$2,776	$2,900	$4,276	$2,901	$2,624
Charge-offs:
One-to-four family	54	8	27	159	17
Multi-family	—	—	—	—	—
Home equity	1	30	13	143	42
Construction and land	—	654	—	—	—
Commercial real estate	—	—	80	—	27
Consumer	191	207	249	250	547
Commercial business	36	35	2,273	57	60
Total	282	934	2,642	609	693
Recoveries:
One-to-four family	1	2	—	—	1
Multi-family	—	—	—	—	—
Home equity	1	1	4	1	—
Construction and land	1	2	—	—	—
Commercial real estate	—	—	5	6	15
Consumer	112	64	151	191	178
Commercial business	1	1	56	136	16
Total	116	70	216	334	210
Net charge-offs	(166)	(864)	(2,426)	(275)	(483)
Provision charged to operations	500	740	1,050	1,650	760
Balance at end of period	$3,110	$2,776	$2,900	$4,276	$2,901
Allowance for loan losses as a percentage of total loans receivable, net	0.93%	0.89%	1.02%	1.51%	0.98%

Ratio of net charge-offs to average loans	0.05%	0.29%	0.85%	0.09%	0.16%

Ratio of net charge-offs to non-performing loans	31.38%	119.01%	168.82%	6.91%	87.66%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

	At December 31,
	2013			2012			2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$678	$117,379	34.7%	$571	$105,040	33.5%	$464	$88,876	30.8%
Multi-family	108	10,787	3.2	107	11,052	3.5	86	12,270	4.2
Home equity	300	49,424	14.7	282	47,083	15.0	265	44,980	15.6
Construction and land	86	8,942	2.6	67	7,126	2.3	33	5,111	1.8
Commercial real estate	806	71,606	21.2	683	66,154	21.1	1,191	65,235	22.6
Consumer	261	28,831	8.5	232	29,679	9.5	326	34,340	11.9
Commercial business	871	50,876	15.1	834	47,464	15.1	535	37,695	13.1
Total	$3,110	$337,845	100.0%	$2,776	$313,598	100.0%	$2,900	$288,507	100.0%

	At December 31,
	2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$429	$90,473	31.5%	$385	$101,095	33.8%
Multi-family	76	12,485	4.3	33	12,660	4.2
Home equity	265	42,122	14.6	191	43,014	14.4
Construction and land	37	6,236	2.2	17	4,731	1.6
Commercial real estate	464	59,547	20.7	585	55,433	18.6
Consumer	337	35,879	12.5	431	43,010	14.4
Commercial business	2,668	40,965	14.2	1,259	38,797	13.0
Total	$4,276	$287,707	100.0%	$2,901	$298,740	100.0%

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

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  The assessment of whether an other-than-temporary impairment decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At December 31, 2013, we had two trust preferred securities with an aggregate amortized cost of $1.0 million and aggregate unrealized gain of $1.5 million.  Both of these securities have fixed rates of interest and were placed back on accrual during 2012.  The issuers of these securities are banks. As of December 31, 2013, through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, the class of securities we own, default probabilities and anticipated losses given default assumptions and stress tests performed on these securities, there was no other-than-temporary impairment loss taken for the year ended December 31, 2013.

Unrealized losses on other investments have not been recognized into income because the issuer(s) securities are of investment grade (except for Strats-Goldman Sachs Corporation as indicated below and three private placement collateralized mortgage obligations), management does not intend to sell and it is more likely than not that management would not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bond(s) approach maturity.

At December 31, 2013, we had a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which had been rated below investment grade but was no longer being rated as of December 31, 2013.  This is a variable rate note based on the six month LIBOR. The current rate on the security is 1.34%. The unrealized loss on this security was $1.1 million and $1.2 million as of December 31, 2013 and December 31, 2012 respectively.  Strats-Goldman Sachs is paying as agreed.  This loss has not been considered other-than-temporary in that we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the recovery of the cost basis, which may be at maturity.

At December 31, 2013, we had three private placement collateralized mortgage obligations totaling $1.2 million which are rated below investment grade.  All were rated investment grade at the time of purchase.  The net unrealized gain at December 31, 2013 was $59,000.  Through review of the current and expected cash flow analysis based on the credit quality of the underlying collateral, default probabilities and anticipated losses, two of these securities had been considered impaired and other-than-temporary impairment loss taken for the year ended December 31, 2011 totaling $75,000.  There was no other-than-temporary impairment loss taken for the year ended December 31, 2013 or 2012.  These securities remain available for sale as of December 31, 2013.

Investment Securities.  At December 31, 2013, we had $169.0 million, or 22.8% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations.  Investment securities increased $2.5 million or 1.5% at December 31, 2013 as compared to December 31, 2012.  The increase in investment securities was primarily the result of an increase in municipal deposits requiring collateralization partially offset by the growth in net loans receivable.

We are required to designate securities as held to maturity, available for sale or trading, depending on our ability and intent regarding our investments.  As of November 30, 2013, the Company transferred securities totaling $98.9 million with unrealized losses of $4.3 million from available for sale to held to the held to maturity portfolio. These securities were transferred to help mitigate interest rate risk on the most price sensitive securities. As a result, the securities are carried at fair value at the date of transfer, which established a new cost basis for book, and the difference between the par value of the securities and the fair at the date of transfer will be accreted as an adjustment of yield. Investment securities in which the fair value option has been elected are considered trading assets and are recorded at fair value with changes in fair value included in earnings.

Trading securities, which consisted of common and preferred equity securities, totaled $5.1 million or 0.7% of total assets at December 31, 2013.

At December 31, 2013, our investment securities portfolio had a weighted average life of 7.46 years.

Investment Securities.  The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment securities available for sale:
U.S. agency securities	$19,284	$17,735	$47,211	$47,284	$30,422	$30,578	$70,214	$69,145	$23,952	$23,884
Corporate debt securities	31,135	28,790	40,740	40,145	33,306	31,476	21,990	21,104	13,589	13,055
Trust preferred securities	1,000	2,518	5,583	5,621	6,266	3,615	6,857	3,403	9,436	5,921
Agency asset backed securities	5,501	5,402	5,800	5,829	1,919	1,904	—	—	—	—
State and municipal bonds	32,608	33,308	39,924	42,721	45,525	48,034	50,249	49,070	17,644	17,988
Small Business Administration	3,349	3,359	13,303	13,766	9,995	10,151	3,027	2,936	12	12
Total	$92,877	$91,112	$152,561	$155,366	$127,433	$125,758	$152,337	$145,658	$64,633	$60,860
Average remaining life of investment securities available for sale	6.86 years		6.65 years		6.14 years		6.00 years		6.64 years

Investment securities held to maturity:
U.S. agency securities	$42,185	$41,436	$1,000	$1,039	$13,627	$13,820	$3,998	$4,138	$22,975	$22,924
State and municipal bonds	25,584	25,874	9,779	10,717	8,161	9,263	8,270	8,754	8,615	8,925
Small Business Administration	10,131	10,032	394	397	503	509	663	663	887	883
Total	$77,900	$77,342	$11,173	$12,153	$22,291	$23,592	$12,931	$13,555	$32,477	$32,732
Average remaining life of investment securities held to maturity	8.15 years		5.34 years		6.01 years		6.56 years		7.84 years
Trading securities:
Equity securities		5,063		5,630		7,010		7,691		7,627
Total		$5,063		$5,630		$7,010		$7,691		$7,627
Other interest earning assets:
Interest-earning deposits with banks	27,940	27,940	16,481	16,481	9,521	9,521	497	497	3,052	3,052
Federal funds sold	14,243	14,243	3,322	3,322	17,661	17,661	18,134	18,134	4,103	4,103
FHLB Stock	1,588	1,588	1,936	1,936	2,102	2,102	2,109	2,109	2,665	2,665
Total	$43,771	$43,771	$21,739	$21,739	$29,284	$29,284	$20,740	$20,740	$9,820	$9,820

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities and weighted average yields for our available for sale investment portfolio at December 31, 2013.

	At December 31, 2013
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in thousands)
U.S. agency securities	$—	$2,279	$8,307	$7,149	$17,735
Corporate debt securities	—	2,541	17,476	8,773	28,790
Trust preferred securities	—	—	—	2,518	2,518
Agency asset backed securities	—	—	3,386	2,016	5,402
State and municipal bonds	476	7,907	22,737	2,188	33,308
Small Business Administration	8	—	4	3,347	3,359
Total securities	$484	$12,727	$51,910	$25,991	$91,112

Weighted average yield (1)	4.81%	3.35%	3.26%	5.23%	3.93%

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

The following table sets forth the scheduled maturities and weighted average yields for our held to maturity investment portfolio at December 31, 2013.

	At December 31, 2013
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in thousands)
U.S. agency securities	$1,000	$—	$25,412	$15,773	$42,185
State and municipal bonds	1,770	2,185	11,152	10,477	25,584
Small Business Administration	5	287	1,188	8,651	10,131
Total securities	$2,775	$2,472	$37,752	$34,901	$77,900

Weighted average yield (1)	3.83%	4.25%	2.73%	3.08%	2.97%

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

Mortgage-Backed Securities.  We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower our credit risk; and (iii) increase liquidity.  At December 31, 2013, we had $99.0 million or 13.3% of total assets invested in mortgage-backed securities, of which $59.0 million were classified as held to maturity.  The mortgage-backed securities portfolio had coupon rates ranging from 0.44% to 7.75%, a weighted average yield of 2.02% and a weighted average life (including payment assumption) of 5.72 years at December 31, 2013.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Oneida Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of our mortgage-backed securities portfolio. Of our $99.0 million mortgage-backed securities portfolio at December 31, 2013, $3.0 million with a weighted average yield of 1.29% had contractual maturities within five years, $14.0 million with a weighted average yield of 2.99% had contractual maturities of five to ten years and $82.0 million with a weighted average yield of 2.36% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that our mortgage related securities prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  During 2013, mortgage interest rates began to increase coming off of historical low levels. The impact on our mortgage-backed securities portfolio is to decrease the prepayments slightly. Should interest rates continue to rise prepayments may decline, thereby extending the estimated life of the security and depriving us of the ability to reinvest cash flows at the increased rates of interest.

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

Mortgage-Backed Securities.  Set forth below is information relating to our mortgage-backed securities for the periods indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
GinnieMae	$10,748	$10,877	$23,821	$24,820	$22,124	$23,017	$22,164	$22,134	$11,983	$12,298
FannieMae	19,795	19,686	20,698	21,524	34,619	35,438	38,331	38,108	16,418	16,924
FreddieMac	6,790	6,841	24,806	24,993	7,161	7,383	14,928	14,950	14,902	15,471
CMOs	1,120	1,178	1,574	1,666	2,079	2,009	3,701	3,478	6,758	5,829
PMBS	1,416	1,375	—	—	—	—	—	—	—	—
Total	$39,869	$39,957	$70,899	$73,003	$65,983	$67,847	$79,124	$78,670	$50,061	$50,522

Mortgage-backed securities held to maturity:
GinnieMae	$11,178	$11,018	$5,038	$5,250	$6,145	$6,348	$4,339	$4,438	$5,250	$5,227
Fannie Mae	30,130	29,507	9,723	10,128	14,132	14,582	5,567	5,744	8,007	8,045
Freddie Mac	17,729	17,601	3,142	3,249	4,631	4,743	1,306	1,333	1,958	1,962
Total	$59,037	$58,126	$17,903	$18,627	$24,908	$25,673	$11,212	$11,515	$15,215	$15,234

Sources of Funds

General.  Our primary sources of funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings, interest-bearing demand accounts, non-interest-bearing checking accounts, money market accounts and certificates of deposit.  We also offer IRAs and other qualified plan accounts.  Through our limited purpose subsidiary, State Bank of Chittenango, we held $145.4 million in municipal deposits at December 31, 2013.

At December 31, 2013, deposits totaled $637.2 million and increased $68.9 million, or 12.1%, from $568.3 million at December 31, 2012. The increase in deposits was distributed throughout our existing retail banking branch network including an increase in municipal deposits. At December 31, 2013, we had a total of $141.9 million in certificates of deposit, of which $97.4 million had maturities of one year or less.  Although we have a significant portion of deposits in shorter term certificates of deposit, management monitors activity on these accounts.  Based on historical experience and our current pricing strategy, management believes it will retain a large portion of such accounts upon maturity.  At December 31, 2013 certificates of deposit with balances of $100,000 or more totaled $55.0 million.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, internal pricing decisions and competition.  Deposits are obtained predominantly from the areas in which our branch offices are located.  We rely primarily on competitive pricing of deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We use traditional means of advertising our deposit products, including radio and print media and generally do not solicit deposits from outside our market area.  While we accept certificates of deposit in excess of $100,000, and may be subject to preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per account.  Historically, we have not used brokers to obtain deposits.  We participate in the Certificate of Deposit Account Registry Service (“CDARs”) that enables the institution to provide customers with access to up to $50 million in FDIC insurance on CD investments.

The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Opening balance	$568,265	$550,624	$552,164
Deposits	5,305,365	4,381,524	4,200,252
Withdrawals	(5,238,883)	(4,366,622)	(4,205,304)
Interest credited	2,503	2,739	3,512
Ending balance	$637,250	$568,265	$550,624
Net increase (decrease)	$68,985	$17,641	$(1,540)
Percent increase (decrease)	12.1%	3.2%	(0.3)%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2013.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$18,449	$16,016	$23,039	$29,416	$86,920
Certificates of deposit of $100,000 or more	11,269	12,118	16,545	15,053	54,985
Total of certificates of deposit	$29,718	$28,134	$39,584	$44,469	$141,905

The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit for the periods indicated.

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and savings deposits:
Noninterest-bearing	$85,647	13.44%	$75,810	13.34%	$69,119	12.54%
Savings accounts(1)	134,595	21.12	117,348	20.65	104,654	19.01
Interest-bearing checking	76,839	12.06	71,089	12.51	62,083	11.28
Money market accounts	198,264	31.11	164,189	28.89	174,440	31.68
Total	495,345	77.73	428,436	75.39	410,296	74.51
Certificates of deposit:
Less than 2.00% (2)	120,154	18.86	114,203	21.17	109,177	19.83
2.00-3.99%	21,751	3.41	18,861	3.32	24,666	4.48
4.00-5.99%	—	—	6,765	0.12	6,485	1.18
Total certificates of deposit	141,905	22.27	139,829	24.61	140,328	25.49
Total deposits	$637,250	100.00%	$568,265	100.00%	$550,624	100.00%

(1) Includes mortgage escrow accounts.
(2) At December 31, 2013, includes $85.3 million of certificates of deposit with rates below 1.00%.

The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2013.

	<1.00%	1.00-1.99%	2.00-3.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2014	$25,492	$1,834	$2,392	$29,718	20.94%
June 30, 2014	23,743	2,878	1,513	28,134	19.83
September 30, 2014	13,375	2,889	3,277	19,541	13.77
December 31, 2014	14,224	3,640	2,179	20,043	14.12
March 31, 2015	3,076	1,927	805	5,808	4.09
June 30, 2015	2,648	1,862	1,360	5,870	4.14
September 30, 2015	1,141	1,091	1,300	3,532	2.49
December 31, 2015	1,089	397	1,439	2,925	2.06
Thereafter	462	18,386	7,486	26,334	18.56
Total	$85,250	$34,904	$21,751	$141,905	100.00%

Borrowed Funds.  Our borrowings consist of term advances and repurchase agreements borrowed under agreements with the Federal Home Loan Bank of New York.  In addition we have access to overnight advances with the FHLBNY and other correspondent banks under line of credit facilities accessed from time to time.   At December 31, 2013, we had access to additional FHLBNY advances of up to $87.8 million.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$—	$—
Average balance during period	2,590	773	—
Maximum outstanding at any month end	16,250	5,250	—
Weighted average interest rate at end of period	—	—	—
Average interest cost during the year	0.12%	0.39%	—

Term advances:
Balance at end of period	$1,000	$6,000	$11,000
Average balance during period	1,296	9,708	11,552
Maximum outstanding at any month end	1,000	11,000	12,000
Weighted average interest rate at end of period	5.33%	5.06%	4.28%
Average interest cost during the year	5.22%	4.40%	4.36%

Repurchase agreements:
Balance at end of period	$—	$—	$—
Average balance during period	—	—	—
Maximum outstanding at any month end	—	—	—
Weighted average interest rate at end of period	—	—	—
Average interest cost during the year	—	—	—

Trust Activities

Oneida Savings Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts.  Trust services are offered through Oneida Savings Bank’s Trust Department.  Services include fiduciary services for trusts and estates, money management and custodial services.  At December 31, 2013, Oneida Savings Bank maintained 530 trust/fiduciary accounts, with total assets of $186.8 million under management as compared to 477 trust/fiduciary accounts, with total assets of $112.9 million at December 31, 2012. Management anticipates that in the future the Trust Department will become a more significant component of Oneida Savings Bank’s business.

Personnel

As of December 31, 2013, we had 337 full-time employees and 29 part-time employees.  The employees are not represented by a collective bargaining unit.  Management believes that we have a good relationship with its employees.

Regulation

General.  Oneida Savings Bank is a New York chartered savings bank and our deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund.  Oneida Savings Bank is subject to extensive regulation by the New York State Department of Financial Services (the “Department”) as its chartering agency, and by the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts.  Oneida Savings Bank must file reports with the Department and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, including acquisitions of other financial institutions.  Oneida Savings Bank is examined periodically by the Department and the Federal Deposit Insurance Corporation to test Oneida Savings Bank’s compliance with various laws and regulations.  This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Oneida Savings Bank may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000. The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage origination.

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

The Dodd-Frank Act contained the so-called "Volcker Rule" which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds ("covered funds"). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.

In addition, the Consumer Financial Protection Bureau has finalized a rule implementing the "Ability to Pay" requirements of the Dodd-Frank Act. The regulations generally require creditors to make a reasonable, good faith determination as to a borrower's ability to repay most residential mortgage loans. The final rule establishes a safe harbor for certain "Qualified Mortgages," which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk. The Ability to Repay final rules were effective January 2, 2014.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

Regulatory Capital Requirements.  The FDIC has adopted risk-based capital guidelines which are applicable to Oneida Savings Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Oneida Savings Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as Oneida Savings Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act's directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The "capital conservation buffer" will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

The recently proposed rules that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation.  For example, certain state-chartered banks, such as Oneida Savings Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended.  As of December 31, 2013, the Bank had $1.1 million of securities pursuant to this exception.  As a savings bank, Oneida Savings Bank may also continue to sell savings bank life insurance.  The FDIC may also permit otherwise prohibited activities for banks and their subsidiaries if applicable capital requirements are met and the activity is not deemed significantly risky to the insurance fund.

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

As a member, Oneida Savings Bank is required to purchase and maintain stock in the FHLB of New York.  As of December 31, 2013, Oneida Savings Bank had $1.6 million of FHLB stock.  The dividend yield from FHLB stock was 4.75% at December 31, 2013.  No assurance can be given that the FHLB will pay any dividends in the future.

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

Permissible Activities.  Under present law, the business activities of Oneida Financial Corp. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added the requirement that a savings and loan holding company seeking to engage in financial holding company activities must meet that qualitative criteria for bank holding companies seeking to engage in such activities. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company by the Federal Reserve Bank rather than as a bank holding company, Oneida Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Oneida Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test under Federal Reserve Board regulations.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2013 Oneida Savings Bank met the Qualified Thrift Lender test.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust preferred securities which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength and Dividends.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  Prior regulatory consultation is also required for certain stock repurchases or redemptions. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Oneida Financial Corp. to pay dividends, repurchase its stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Oneida Financial Corp. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Oneida Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

New York State Bank Holding Company Regulation

General.  In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law.  The term “bank holding company,” for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions.  In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law.  Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company.  Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions, which have been chartered five years or less and are located in smaller communities.  Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with other bank holding companies and limitations regarding loans obtained from its subsidiaries.

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

Sarbanes-Oxley Act of 2002

General.  The Sarbanes-Oxley Act of 2002 addresses, among other issues corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporation information.  As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rule adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (1) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (2) they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; (3) and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Reserve System

General.  The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At December 31, 2013, Oneida Savings Bank was in compliance with these reserve requirements.

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

Alternate Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oneida Financial Corp. and Oneida Savings Bank are subject to AMT. Alternate minimum tax carry forwards approximate $19,000 at December 31, 2013.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2009 and 2010 (but not both years) has been expanded to five years.  At December 31, 2013, Oneida Financial Corp. and Oneida Savings Bank had no net operating loss carry forward for federal income tax purposes.

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

Executive Officers of the Registrant

Listed below is information, as of December 31, 2013, concerning the Company’s executive officers.  There are no arrangements or understandings between the Registrant and any of the persons named below with respect to which he or she was or is to be selected as an officer.

Name	Age	Position and Term
Michael R. Kallet	63	President and Chief Executive Officer since 1998
Eric E. Stickels	52	Executive Vice President and Chief Financial Officer since 1998
Thomas H. Dixon	59	Executive Vice President and Chief Credit Officer since 1998

A COPY OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDAFINANCIAL.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

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

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2013, our investment securities available for sale totaled $131.1 million. Unrealized losses on our securities available for sale totaled $1.7 million and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

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

A majority of our real estate loans held for investment are adjustable-rate loans.  Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.  In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.  At December 31, 2013, approximately 52.7% of our total loans had adjustable rates of interest.

We could record future losses on our securities portfolio.

During the year ended December 31, 2013, we recognized no impairment losses on securities.  At December 31, 2013, we held corporate debt securities with unrealized losses of $2.4 million. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

We also hold investment securities for which the fair value option has been elected, which are considered trading securities.  Changes in the fair value of these securities are recorded in earnings and may result in higher volatility in our earnings.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, foreclosed real estate assets and non-accruing investment securities) totaled $600,000, which is a decrease of $1.6 million over non-performing assets at December 31, 2012.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Oneida Savings Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Increases to the allowance for loan losses would cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of these loans may be insufficient to repay the remaining principal balance of the loan. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, which would require us to make additions to the allowance. Material additions to the allowance would materially decrease our net income.

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

At December 31, 2013, our portfolio of commercial real estate and multi-family loans totaled $82.4 million, or 24.4% of total loans, and our commercial business loans totaled $50.9 million, or 15.1% of total loans. We plan to continue to emphasize the origination of these types of loans.  Commercial real estate and commercial business loans generally expose us to a greater risk of nonpayment and loss than one-to-four family residential real estate lending because repayment of such loans often depends on the successful business operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Many of our borrowers have more than one commercial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2013, our home equity loans totaled $49.4 million, or 14.7% of our total loan portfolio.  Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans may have been as high as 90% at the time of origination and may be higher at present. At December 31, 2013, our consumer loans totaled $28.8 million, or 8.5% of our total loan portfolio, of which $25.8 million consisted of automobile loans.  Our automobile loans include a substantial number of automobile loans that are referred to us by participating automobile dealerships located in our market area, although our lending staff underwrites and approves such loans.  Our consumer loan portfolio also includes automobile loans originated directly by us, as well as unsecured loans and loans secured by other personal property.  Home equity loans and consumer loans generally have greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured.  In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans, any decrease in real estate values that adversely affect the value of the property serving as collateral for our loans would have a greater effect on the value of collateral securing a second mortgage. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

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

During 2012, the Company recorded an impairment charge related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The asset represented surplus notes to an insurance company specializing in professional liability for long-term care facilities.   At December 31, 2013, the Bank had surplus notes to an insurance company specializing in professional liability for medical malpractice of $2.0 million.  These surplus notes were performing as of December 31, 2013 and were not considered impaired.  A number of factors or combination of factors could require us to conclude in one or more future reporting periods that an impairment exists with respect to this asset and require us to realize the impairment which would reduce earnings.

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

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act provided for the elimination of the Office of Thrift Supervision and authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Oneida Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators.  The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorney generals' the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000. The Dodd-Frank Act also provided for regulations requiring that originators of securitized loans retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate the pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage originations.

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

We are required to own common stock of the Federal Home Loan Bank of New York to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate carrying value of our Federal Home Loan Bank common stock as of December 31, 2013 was $1.6 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

ITEM 1.B             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 10 additional full service branch offices.  The following table sets forth certain information concerning our property and equipment at December 31, 2013.  The aggregate net book value of our premises and equipment was $19.8 million at December 31, 2013.  Bailey & Haskell Associates conducts its business through five facilities set forth in the table below.  In addition, Bailey & Haskell Associates uses designated office space in Oneida Savings Bank’s branch office in Cazenovia, New York.  Further, Bailey & Haskell Associates conducts business from two home offices maintained by Bailey & Haskell Associates sales representatives in Buffalo and New York City, New York.  Oneida Wealth Management Inc. conducts its business through one facility and also uses designated office space in Oneida Savings Bank’s main office in Oneida and branch offices in Cazenovia, Chittenango and Rome, New York.

	Original Year	Date of Lease	Net Book Value of Property and Equipment
Location	Acquired	Expiration	at December 31, 2013
			(In thousands)
Main Office:
182 Main Street	1889	N/A	$2,637
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	529
41 Harden Boulevard
Camden, New York 13316

Canastota Branch	1999	N/A	584
104 S. Peterboro St.
Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,353
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch	1976	N/A	179
35 Broad Street
Hamilton, New York 13346

Convenience Center	1988	N/A	985
585 Main Street
Oneida, New York 13421

Chittenango Branch	2005	N/A	1,903
519 Genesee Street
Chittenango, New York 13037

Griffiss Park Branch	2005	N/A	4,865
160 Brooks Road
Rome, NY 13441

Vernon Branch	2007	N/A	956
5238 W. Seneca Street
Vernon, NY 13476

Westmoreland Branch	2007	N/A	55
4675 State Route 233
Westmoreland, NY 13490

Turin Road Branch	2011	N/A	1,962
7812 Turin Road
Rome, NY 13440

Mortgage Center
126 Lenox Avenue	1989	N/A	104
Oneida, New York 13421

	Original Year	Date of Lease	Net Book Value of Property and Equipment
Location	Acquired	Expiration	at December 31, 2013

Operations Center
169 Main Street	2001	N/A	598
Oneida, New York 13421

Bailey & Haskell Associates, Inc	2000	Various	374
(Headquarters)
169 Main Street
Oneida, New York 13421

Bailey & Haskell Associates, Inc.	2006	N/A	2,602
Oneida Wealth Management Inc.
5232 Witz Drive
North Syracuse, New York 13212

Bailey & Haskell Associates, Inc.	2011	June 2016	N/M
95 Genesee Street
New Hartford, NY 13413

Bailey & Haskell Associates, Inc.	2009	Monthly	N/M
111 Clebourne Street
Suite 230A
Fort Mills, SC 29715

Bailey & Haskell Associates, Inc.	2012	December 2014	30
155 Erie Boulevard
Schenectady, NY 12301

Other Bank Property

102 S. Peterboro St.	2000	N/A	98
Canastota, New York 13032

6 Cambridge Avenue
Morrisville, New York 13408	2006	N/A	84

ITEM 3.                LEGAL PROCEEDINGS

Largely as a result of legal actions commenced by the Oneida Indian Nation of New York ("OIN") and other Indian tribes, New York State and the Counties of Madison and Oneida have for some years been involved in litigation with such tribes, and in some cases the United States, with respect to Indian land claims, tax and regulatory disputes, and the OIN's application to have certain lands taken into trust for its benefit. Much of the Bank’s market area is included in the approximately 300,000-acre land claim of the OIN.  The land claim area is held primarily by private persons.   The State and Counties have successfully defended against the OIN's land claims, with those claims finally dismissed by the United States Court of Appeals, Second Circuit, in 2010. Oneida Indian Nation of New York vs. County of Oneida, 617 F.3d 114 (2d Dir.2010), cert. denied S.Ct (2011). The Counties currently have a petition for certiorari pending in the Supreme Court of the United States challenging the "not disestablished" Oneida reservation, which the OIN and United States claim is extant in Central New York.

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

To date, none of the pending litigation and Settlement Agreement has had an adverse impact on the local economy or real property values.  In addition, title insurance companies continue to underwrite policies in the land claim area with no change in premiums or underwriting standards.  Oneida Savings Bank requires title insurance on all residential real estate loans, excluding home equity loans.  Both the State of New York and the OIN have indicated in their respective communications that individual landowners will not be adversely affected by the ongoing litigation.  Oneida Financial Corp. continues to monitor the situation.

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

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company’s common stock, the section captioned “Stockholder Information” in the Company’s Annual Report to Stockholders for the Year Ended December 31, 2013 (the “Annual Report to Stockholders”) is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2013.

Equity Compensation Plans

Set forth below is certain information as of December 31, 2013 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders.  Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	192,215	$10.30	19,250 (options)/1,500 (shares of restricted stock)
Equity compensation plans not approved by stockholders	—	—	—
Total	192,215	$10.30	19,250 (options)/1,500 (shares of restricted stock)

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2008, as reported by the NASDAQ Market, through December 31, 2013, (b) the cumulative total return on stocks included in the S&P 500 Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies located in the Mid-Atlantic region over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.  The graph reflects stock price information for the Company since July 7, 2010, and for the Company’s predecessor prior to that date, and reflects the impact of the exchange ratio used in the conversion for the period prior to July 7, 2010.

Oneida Financial Corp.

Total Return Performance
Index Value
225
200
175
150
125
100
75
50
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Oneida Financial Corp.
S&P 500
SNL Mid-Atlantic U.S. Thrifts
Nasdaq Bank Index

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Oneida Financial Corp.	100.00	126.28	108.49	136.72	160.55	198.43
S&P 500	100.00	123.45	139.23	139.23	157.90	204.63
SNL Mid-Atlantic U.S. Thrifts	100.00	91.27	100.67	74.57	85.91	108.04
Nasdaq Bank Index	100.00	81.50	91.18	79.85	92.46	128.43

Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2008, the cumulative total value with dividends reinvested would be $198.43 at December 31, 2013.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2013.  The historical “Selected Financial Condition Data” and historical “Selected Operating Data” are derived from the audited financial statements.  The “Summary Quarterly Data”, “Selected Financial Ratios” and other data for all periods are unaudited.  All per share amounts from prior periods have been adjusted to reflect the Company’s stock offering and conversion which occurred on July 7, 2010, and the exchange ratio used in the conversion.  All financial information in these tables should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto.

	At December 31,
Selected Financial Condition Data:	2013	2012	2011	2010	2009
	(dollars in thousands)
Total assets	$742,484	$681,391	$663,713	$661,579	$590,506
Cash and cash equivalents	42,183	19,803	40,572	33,741	39,537
Loans receivable, net	335,701	311,703	286,604	284,479	297,080
Mortgage-backed securities	98,994	90,907	92,755	89,882	65,737
Investment securities	169,012	166,539	148,049	158,589	93,337
Trading securities	5,063	5,630	7,010	7,691	7,627
Goodwill and other intangibles	26,582	27,017	24,947	24,519	24,813
Interest bearing deposits	551,603	492,455	481,505	486,985	426,368
Non-interest bearing deposits	85,647	75,810	69,119	65,179	62,997
Borrowed funds	1,000	6,000	11,000	12,000	31,000
Total stockholders' equity	90,702	93,040	87,961	85,920	59,116

	Years ended December 31,
Selected Operating Data:	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Total interest income	$22,403	$22,765	$23,783	$23,780	$25,001
Total interest expense	2,603	3,173	4,023	5,681	7,574
Net interest income	19,800	19,592	19,760	18,099	17,427
Provision for loan losses	500	740	1,050	1,650	760
Net interest income after provision for loan losses	19,300	18,852	18,710	16,449	16,667
Net investment gains (losses)	484	796	58	(901)	(1,507)
Change in fair value of trading securities	1,935	620	199	103	1,725
Impairment of other asset	—	(1,886)	—	—	—
Non-interest income	29,207	26,613	24,654	22,888	20,884
Non-interest expense	41,932	36,801	35,548	33,452	31,975
Intangible amortization	452	339	391	412	470
Income before income taxes	8,542	7,855	7,682	4,675	5,324
Income tax provision	2,456	2,095	1,953	914	1,211
Net income	$6,086	$5,760	$5,729	$3,761	$4,113
Earnings per share - basic	$0.88	$0.84	$0.82	$0.53	$0.58
Earnings per share - diluted	$0.87	$0.84	$0.82	$0.53	$0.58
Cash dividends paid	$0.48	$0.48	$0.48	$0.30	$0.24

	Three Months Ended
Summary Quarterly Data:	31-Mar-13	30-Jun-13	30-Sep-13	31-Dec-13
	(dollars in thousands, except per share data)
Net interest income	$4,837	$4,898	$4,962	$5,103
Provision for loan losses	100	100	180	120
Net investment gains (losses)	4	263	275	(58)
Change in fair value of trading securities	819	305	127	684
Impairment of other asset	—	—	—	—
Non-interest income	7,222	7,244	7,115	7,627
Non-interest expense	10,188	10,570	10,908	10,720
Income before income taxes	2,594	2,040	1,391	2,516
Income tax provision	644	548	370	894
Net income	$1,950	$1,492	$1,021	$1,622
Earnings per share - basic	$0.280	$0.220	$0.150	$0.230
Earnings per share - diluted	$0.280	$0.210	$0.150	$0.230
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Three Months Ended
	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
	(dollars in thousands, except per share data)
Net interest income	$4,865	$4,920	$4,889	$4,919
Provision for loan losses	150	150	180	260
Net investment gains	97	60	265	374
Change in fair value of trading securities	436	241	(147)	89
Impairment of other asset	—	—	(1,886)	—
Non-interest income	6,827	6,535	6,134	7,117
Non-interest expense	9,381	9,032	8,996	9,730
Income before income taxes	2,694	2,574	79	2,509
Income tax provision	692	675	14	714
Net income	$2,002	$1,899	$65	$1,795
Earnings per share - basic	$0.290	$0.280	$0.010	$0.260
Earnings per share - diluted	$0.290	$0.280	$0.010	$0.260
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Years ended December 31,
Selected Financial Ratios:	2013	2012	2011	2010	2009

Performance ratios:
Return on average assets (ratio of net income to
average total assets)	0.86%	0.85%	0.86%	0.60%	0.73%
Return on average equity (ratio of net income to
average equity)	6.58%	6.40%	6.46%	5.14%	7.41%
Interest rate spread (1)	3.16%	3.28%	3.30%	3.25%	3.55%
Net interest margin (2)	3.23%	3.37%	3.41%	3.38%	3.69%
Efficiency ratio (3)	85.55%	79.63%	80.04%	80.99%	82.99%
Non-interest income to average total assets	4.12%	3.94%	3.70%	3.67%	3.76%
Non-interest expense to average total assets	5.97%	5.49%	5.40%	5.39%	5.78%
Ratio of average interest-earning assets
to average interest-bearing liabilities	116.52%	115.74%	115.47%	112.56%	108.73%
Average equity to average total assets	13.03%	13.32%	13.33%	11.73%	9.89%
Equity to total assets (end of period)	12.22%	13.65%	13.25%	12.99%	10.01%
Tangible equity to tangible assets (end of period) (4)	8.96%	10.10%	9.86%	9.64%	6.06%
Dividend payout ratio (5)	55.05%	56.98%	58.74%	56.07%	40.69%
Asset quality ratios:
Nonperforming assets to total assets (6)	0.08%	0.32%	0.79%	1.15%	0.41%
Nonperforming loans to total loans	0.16%	0.23%	0.50%	1.38%	0.18%
Net charge-offs to average loans	0.05%	0.29%	0.85%	0.09%	0.16%
Allowance for loan losses to loans receivable, net	0.93%	0.89%	1.02%	1.51%	0.98%
Allowance for loan losses to nonperforming loans	587.90%	382.37%	201.81%	107.54%	526.50%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	15.97%	15.16%	15.62%	15.15%	10.73%
Tier 1 capital (to risk-weighted assets)	15.25%	14.50%	14.91%	14.11%	10.00%
Tier 1 capital (to average assets)	9.03%	9.33%	9.62%	9.17%	7.19%

Number of full-service banking offices	11	11	12	11	12
Number of FTEs	354	325	330	325	318

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
The following table sets forth the aggregate cash dividends declared and paid or waived per period, which is calculated by multiplying the dividends declared per share by the number of shares outstanding as the applicable record date.
	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Dividends paid to public stockholders	$3,351	$3,282	$3,365	$2,109	$1,674
Dividends payable to Oneida Financial MHC	—	—	—	1,552	2,069
Dividends waived by Oneida Financial MHC	—	—	—	(1,552)	(2,069)
Total dividends paid	$3,351	$3,282	$3,365	$2,109	$1,674

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”  In addition, see Item 1. “Executive Officers of the Registrant” for information concerning the Company’s executive officers.  Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement, specifically the section captioned “Meetings and Committees of the Board of Directors.”

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics may be accessed on the Company’s website at www.oneidafinancial.com.

ITEM 11.              EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the Registrant’s Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors,” “—Executive Compensation,” “—Directors’ Compensation,” and “—Benefits.”

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)      Financial Statements

·                  Report of Independent Registered Public Accounting Firm
·                  Consolidated Statements of Condition,
December 31, 2013 and 2012
·                  Consolidated Statements of Income,
Years Ended December 31, 2013, 2012 and 2011
·                  Consolidated Statements of Comprehensive Income,
Years Ended December 31, 2013, 2012 and 2011
·                  Consolidated Statements of Changes in Stockholders’ Equity,
Years Ended December 31, 2013, 2012 and 2011
·                  Consolidated Statements of Cash Flows,
Years Ended December 31, 2013, 2012 and 2011
·                  Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)      Exhibits

3.1	Articles of Incorporation of Oneida Financial Corp. (1)

3.2	Bylaws of Oneida Financial Corp. (1)

4	Form of Stock Certificate (2)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (3)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (4)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Thomas H. Dixon (5)

10.4	Employment Agreement between Bailey & Haskell Associates, Inc. and Pierre J. Morrisseau (6)

10.5	Amendment to Employment Agreement between Bailey & Haskell Associates, Inc. and John F. Catanzarita (7)

10.6	Oneida Financial Corp. Performance Based Compensation Plan (6)

10.7	Oneida Financial Corp. 2012 Equity Incentive Plan (8)

13	Annual Report to Stockholders

14	Code of Ethics (9)

16	Letter regarding change in certifying accountant (10)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)         Incorporated by reference to the Annual Report on Form 10-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 20, 2013 (File No. 001-34813)

(7) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with Securities and Exchange Commission on March 7, 2011 (File No. 001-34813).

(8)         Incorporated by reference to Appendix A of the Proxy Statement of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 22, 2012 (File No. 001-34813).

(9)         Incorporated by reference to the Annual Report on Form 10-K of Oneida Financial Corp., a Federal corporation, for the year ended December 31, 2003 (File No. 000-25101).

(10)       Incorporated by reference to the Current Report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant, of Oneida Financial Corp., a Federal corporation, filed on September 3, 2003 (File No. 000-25101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.

3/18/2014	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael R. Kallet	By:	/s/ Eric E. Stickels
	Michael R. Kallet, President and Chief		Eric E. Stickels, Executive Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	3/18/2014	Date:	3/18/2014

By:	/s/ Patricia D. Caprio	By:	/s/ John E. Haskell
	Patricia D. Caprio, Director		John E. Haskell, Director

Date:	3/18/2014	Date:	3/18/2014

By:	/s/ Rodney D. Kent	By:	/s/ Daniel L. Maneen
	Rodney D. Kent, Director		Daniel L. Maneen, Director

Date:	3/18/2014	Date:	3/18/2014

By:	/s/ Richard B. Myers	By:	/s/ Ralph L. Stevens, M.D.
	Richard B. Myers, Director		Dr. Ralph L. Stevens, Director

Date:	3/18/2014	Date:	3/18/2014

By:	/s/ Frank O. White, Jr.	By:	/s/ John A. Wight, M.D.
	Frank O. White Jr., Director		Dr. John A. Wight, Director

Date:	3/18/2014	Date:	3/18/2014

By:	/s/ Gerald N. Volk	By:	/s/ Nancy E. Ryan
	Gerald N. Volk, Director		Nancy E. Ryan, Director

Date:	3/18/2014	Date:	3/18/2014