Form 10-Q
period 2014-03-31
Oneida Financial Corp.
filed 2014-05-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,014,730 shares of the Registrant’s common stock outstanding as of May 1, 2014.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from banks	$33,472	$27,940
Federal funds sold	28,806	14,243
TOTAL CASH AND CASH EQUIVALENTS	62,278	42,183
Trading securities	5,873	5,063
Securities, available-for-sale	154,879	131,069
Securities, held-to-maturity (fair value $136,224 and $135,468 respectively)	135,483	136,937

Mortgage loans held for sale	—	61
Loans receivable	341,201	337,785
Deferred fees	975	965
Allowance for loan losses	(3,191)	(3,110)
LOANS RECEIVABLE, NET	338,985	335,640
Federal Home Loan Bank stock	1,593	1,588
Bank premises and equipment, net	19,767	19,780
Accrued interest receivable	2,603	2,222
Bank owned life insurance	18,257	18,160
Other assets	18,877	23,199
Goodwill	25,480	25,480
Other intangible assets	1,023	1,102
TOTAL ASSETS	$785,098	$742,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$598,504	$551,603
Non-interest bearing deposits	80,442	85,647
Borrowings	1,000	1,000
Other liabilities	12,091	13,590
TOTAL LIABILITIES	692,037	651,840
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized; 7,009,230 issued at March 31, 2014; 7,027,230 issued at December 31, 2013)	70	70
Additional paid-in capital	43,603	43,449
Retained earnings	53,522	52,411
Accumulated other comprehensive loss	(4,027)	(5,142)
Unallocated ESOP (18,023 and 18,023 shares)	(107)	(144)
TOTAL STOCKHOLDERS’ EQUITY	93,061	90,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$785,098	$742,484

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,657	$3,727
Interest on investment securities	1,750	1,723
Dividends on equity securities	24	23
Interest on federal funds sold and interest-earning deposits	6	5
Total interest and dividend income	5,437	5,478
INTEREST EXPENSE:
Core deposits	284	232
Time deposits	351	374
Borrowings	13	28
Note payable	4	7
Total interest expense	652	641
NET INTEREST INCOME	4,785	4,837
Less: Provision for loan losses	100	100
Net interest income after provision for loan losses	4,685	4,737
INVESTMENT GAINS:
Net gains on sales of securities	46	4
Changes in fair value of trading securities	810	819
Total investment gains	856	823
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	6,937	5,970
Other operating income	1,123	1,252
Total non-interest income	8,060	7,222
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,178	6,624
Occupancy expenses, net	1,400	1,285
Other operating expense	2,359	2,279
Total non-interest expenses	10,937	10,188
INCOME BEFORE INCOME TAXES	2,664	2,594
Provision for income taxes	720	644
NET INCOME	$1,944	$1,950
EARNINGS PER SHARE — BASIC	$0.28	$0.28
EARNINGS PER SHARE — DILUTED	$0.28	$0.28

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

	(In thousands)
Net income	$1,944	$1,950
Other comprehensive income, net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	142	—
Reclassification adjustment for gains realized included in income	—	—
Net unrealized gains	142	—
Income tax effect	(57)	—
Net change in securities transferred to held-to-maturity	85	—
Securities available-for-sale:
Unrealized holding gains (losses) on securities arising during period	1,740	(806)
Reclassification adjustment for gains realized in income	(46)	(4)
Net unrealized gains (losses)	1,694	(810)
Income tax effect	(678)	324
Net change in securities available-for-sale	1,016	(486)
Unrealized holding gains (losses) on securities net of tax	1,101	(486)

Defined benefit pension plans:
Change in unrealized loss on pension benefits	24	30
Income tax effect	(10)	(12)
Net change in pension benefits	14	18
Other comprehensive income (loss), net of tax	1,115	(468)
Comprehensive income	$3,059	$1,482

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2014	7,027,230	$70	$43,449	$52,411	$(5,142)	$(144)	$90,644
Net income	—	—	—	1,944	—	—	1,944
Other comprehensive income, net of tax	—	—	—	—	1,115	—	1,115
Common stock dividends: $0.12 per share	—	—	—	(833)	—	—	(833)
Stock repurchased and retired	(18,000)	—	—	—	—	—	—
Shares earned under stock plans	—	—	134	—	—	—	134
Shares committed to be released under ESOP plan	—	—	20	—	—	37	57
Balance as of March 31, 2014	7,009,230	$70	$43,603	$53,522	$(4,027)	$(107)	$93,061

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$1,944	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	490
Amortization of premiums/discounts on securities, net	144	112
Net change in fair value of trading securities	(810)	(819)
Provision for loan losses	100	100
ESOP shares earned	57	58
Stock compensation earned	134	148
Gain on securities, net	(46)	(4)
Gain on sale of loans, net	(28)	(124)
Income tax payable	717	622
Accrued interest receivable	(381)	(298)
Other assets	2,894	581
Other liabilities	(1,474)	2,740
Earnings on bank owned life insurance	(97)	(127)
Origination of loans held for sale	(1,114)	(2,724)
Proceeds from sales of loans	1,203	3,877
Proceeds on the sale of trading securities	—	2,502
Net cash provided by operating activities	3,686	9,084
Investing Activities:
Purchase of securities available-for-sale	(28,151)	(21,719)
Proceeds from sale of securities available-for-sale	1,747	14,536
Maturities and calls of securities available-for-sale	870	14,051
Principal collected on securities available-for-sale	3,368	5,928
Purchase of securities held-to-maturity	(697)	(16,888)
Maturities and call of securities held-to-maturity	91	—
Principal collected on securities held-to-maturity	2,154	2,184
Purchase of FHLB stock	(21)	(710)
Redemption of FHLB stock	16	986
Net increase in loans	(3,477)	(7,153)
Purchase of bank premises and equipment	(351)	(69)
Purchase of insurance agency	—	(17)
Net cash used in investing activities	(24,451)	(8,871)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	40,079	38,313
Net increase in time deposits	1,617	1,428
Repayment of borrowings	—	(5,000)
Cash dividends	(836)	(843)
Net cash provided by financing activities	40,860	33,898

Increase in cash and cash equivalents	20,095	34,111
Cash and cash equivalents at beginning of period	42,183	19,803
Cash and cash equivalents at end of period	$62,278	$53,914
Supplemental disclosures of cash flow information:
Cash paid for interest	$674	$682
Cash paid for income taxes	—	20
Supplemental noncash disclosures:
Transfer of loans to other real estate	32	53
Dividends declared and unpaid	841	843
Purchase of securities not settled	—	4,000

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2014

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months ending March 31, 2014 are not necessarily indicative of the results to be achieved for the remainder of 2014.

The data in the consolidated statements of condition for December 31, 2013 was derived from the audited financial statements included in the Company’s 2013 Annual Report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statement of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2013 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.  Reclassifications did not impact prior period’s net income or stockholders’ equity.

Note B — Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock plans. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that 96,000 of its 171,000 outstanding non-vested stock awards are participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Earnings per common share have been computed based on the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
Net income	$1,944,120	—	$1,950,499
Net earnings allocated to participating securities	(25,514)	—	(34,252)
Net earnings allocated to common stock	$1,918,606		$1,916,247

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic
Distributed earnings allocated to common stock	$822,388	$827,352
Undistributed earnings allocated to common stock	1,096,218	1,088,895
Net earnings allocated to common stock	$1,918,606	$1,916,247

Weighted average common shares outstanding including shares considered participating securities	6,977,672	6,954,584
Less: Average unallocated ESOP shares	(17,973)	(44,912)
Less: Average participating securities	(87,723)	(116,362)
Weighted average shares	6,871,976	6,793,310
Basic earnings per share	$0.28	$0.28

Diluted
Net earnings allocated to common stock	$1,918,606	$1,916,247

Weighted average common shares outstanding for basic earnings per common share	6,871,976	6,793,310
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	58,912	35,238
Weighted average shares and dilutive potential common shares	6,930,888	6,828,548
Diluted earnings per common share	$0.28	$0.28

Stock options for 2,215 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2014 because they were anti-dilutive.   There were no anti-dilutive stock options considered in the computation of diluted earnings per common share for the three months ended March 31, 2013.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at March 31, 2014 and December 31, 2013:

Available-for-sale portfolio:	March 31, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$29,318	$19	$(1,043)	$28,294
Corporate	33,354	187	(2,166)	31,375
Agency asset backed securities	7,256	19	(8)	7,267
Trust preferred securities	933	1,840	—	2,773
State and municipal	31,719	896	(11)	32,604
Small Business Administration	7,252	18	—	7,270
	$109,832	$2,979	$(3,228)	$109,583
Mortgage-Backed Securities
Fannie Mae	$21,175	$124	$(86)	$21,213
Freddie Mac	8,937	72	(23)	8,986
Government National Mortgage Assoc.	12,596	238	(62)	12,772
Collateralized mortgage obligations	905	3	(3)	905
Private placement mortgage obligation	1,419	1	—	1,420
	$45,032	$438	$(174)	$45,296
Total available-for-sale	$154,864	$3,417	$(3,402)	$154,879

Held-to-maturity portfolio:	March 31, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$42,315	$535	$(55)	$42,795
State and municipal	26,041	773	(88)	26,726
Small Business Administration	9,926	20	(42)	9,904
	$78,282	$1,328	$(185)	$79,425
Mortgage-Backed Securities
Fannie Mae	$29,344	$250	$(586)	$29,008
Freddie Mac	17,113	89	(90)	17,112
Government National Mortgage Assoc.	10,744	72	(137)	10,679
	$57,201	$411	$(813)	$56,799
Total held-to-maturity	$135,483	$1,739	$(998)	$136,224

Available-for-sale portfolio:	December 31, 2013
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$19,284	$21	$(1,570)	$17,735
Corporate	31,136	99	(2,445)	28,790
Agency asset backed securities	5,501	13	(112)	5,402
Trust preferred securities	1,000	1,518	—	2,518
State and municipal	32,608	760	(60)	33,308
Small Business Administration	3,349	10	—	3,359
	$92,878	$2,421	$(4,187)	$91,112
Mortgage-Backed Securities
Fannie Mae	$19,795	$113	$(222)	$19,686
Freddie Mac	6,790	64	(13)	6,841
Government National Mortgage Assoc.	10,749	217	(89)	10,877
Collateralized mortgage obligations	1,120	62	(3)	1,179
Private placement mortgage obligation	1,416	—	(42)	1,374
	$39,870	$456	$(369)	$39,957
Total available-for-sale	$132,748	$2,877	$(4,556)	$131,069

Held-to-maturity portfolio:	December 31, 2013
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$42,185	$12	$(761)	$41,436
State and municipal	25,584	549	(259)	25,874
Small Business Administration	10,131	1	(100)	10,032
	$77,900	$562	$(1,120)	$77,342
Mortgage-Backed Securities
Fannie Mae	$30,130	$205	$(828)	$29,507
Freddie Mac	17,729	60	(187)	17,602
Government National Mortgage Assoc.	11,178	62	(223)	11,017
	$59,037	$327	$(1,238)	$58,126
Total held-to-maturity	$136,937	$889	$(2,358)	$135,468

As of November 30, 2013, the Company transferred securities totaling $98.9 million with unrealized losses of $4.3 million from available-for-sale to the held-to-maturity portfolio. These securities were transferred to help mitigate interest rate risk on the most price sensitive securities. As a result, the securities are carried at fair value at the time of transfer, which established a new amortized cost basis for book, and the difference between par value of the securities and fair value at the date of transfer will be accreted as an adjustment of yield.

The amortized cost and fair value of the investment securities portfolio at March 31, 2014 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$103	$103	$2,672	$2,703
After one year through five years	11,900	12,215	2,485	2,584
After five years through ten years	63,920	63,840	39,984	40,523
After ten years	33,909	33,425	33,141	33,615
Mortgage-backed securities	45,032	45,296	57,201	56,799
Total	$154,864	$154,879	$135,483	$136,224

 Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds	$1,747	$14,536
Gross gains	$62	$87
Gross losses	$(16)	$(83)

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$18,037	$(1,001)	$958	$(42)	$18,995	$(1,043)
Corporate	16,784	(728)	5,553	(1,438)	22,337	(2,166)
Agency asset backed securities	2,124	(8)	—	—	2,124	(8)
State and municipal	834	(11)	—	—	834	(11)
Small Business Administration	705	—	—	—	705	—
Fannie Mae	8,637	(86)	—	—	8,637	(86)
Freddie Mac	2,308	(23)	—	—	2,308	(23)
Government National Mortgage Assoc.	4,441	(48)	1,719	(14)	6,160	(62)
Collateralized mortgage obligations	328	(3)	—	—	328	(3)
Total securities available-for-sale in an unrealized loss position	$54,198	$(1,908)	$8,230	$(1,494)	$62,428	$(3,402)
Held-to-maturity
U.S. Agencies	$6,854	$(55)	$—	$—	$6,854	$(55)
State and municipal	4,226	(88)	—	—	4,226	(88)
Small Business Administration	6,341	(42)	—	—	6,341	(42)
Fannie Mae	11,249	(350)	4,694	(236)	15,943	(586)
Freddie Mac	5,534	(23)	2,607	(67)	8,141	(90)
Government National Mortgage Assoc.	6,088	(137)	—	—	6,088	(137)
Total securities held-to-maturity in an unrecognized loss position	$40,292	$(695)	$7,301	$(303)	$47,593	$(998)

	Less than 12 Months		More than 12 Months		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$16,496	$(1,502)	$932	$(68)	$17,428	$(1,570)
Corporate	14,954	(707)	9,100	(1,738)	24,054	(2,445)
Agency asset backed securities	3,836	(112)	—	—	3,836	(112)
State and municipal	4,233	(60)	—	—	4,233	(60)
Small Business Administration	725	—	4	—	729	—
Fannie Mae	10,624	(222)	—	—	10,624	(222)
Freddie Mac	4,636	(13)	—	—	4,636	(13)
Government National Mortgage Assoc.	1,913	(39)	2,235	(50)	4,148	(89)
Collateralized mortgage obligations	335	(3)	—	—	335	(3)
Private placement mortgage obligation	1,375	(42)	—	—	1,375	(42)
Total securities available-for-sale in an unrealized loss position	$59,127	$(2,700)	$12,271	$(1,856)	$71,398	$(4,556)
Held-to-maturity
U.S. Agencies	$36,271	$(706)	$4,153	$(55)	$40,424	$(761)
State and municipal	16,895	(259)	—	—	16,895	(259)
Small Business Administration	9,738	(100)	—	—	9,738	(100)
Fannie Mae	23,041	(828)	—	—	23,041	(828)
Freddie Mac	15,534	(187)	—	—	15,534	(187)
Government National Mortgage Assoc.	8,401	(223)	—	—	8,401	(223)
Total securities held-to-maturity in an unrecognized loss position	$109,880	$(2,303)	$4,153	$(55)	$114,033	$(2,358)

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

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

As of March 31, 2014, the Company’s security portfolio consisted of 364 securities, 94 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At March 31, 2014, of the 63 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, seven were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at March 31, 2014 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Corporate Debt, Agency Asset Backed and Municipal Securities

At March 31, 2014, of the 30 corporate debt, agency asset backed and municipal securities in an unrealized loss position, five were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the five securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.33%.  The unrealized loss was $1,116,000 and $1,116,000 at March 31, 2014 and December 31, 2013, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other four securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade at March 31, 2014, with variable interest rates that have maturities ranging from 2020 to 2029.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Non-Agency Collateralized Mortgage Obligations

All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location and the level of credit enhancement. As of March 31, 2014, one collateralized mortgage obligation was in an unrealized loss position less than twelve months. The unrealized loss at March 31, 2014 was primarily attributable to changes in interest rates and illiquidity and not credit quality. The Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The Company does not consider the security to be other-than-temporarily impaired at March 31, 2014.

Trust Preferred Securities

The Company has $933,000 invested in two trust preferred securities which had unrealized gains of $1.8 million as of March 31, 2014. The Company had $1.0 million invested in two trust preferred securities as of December 31, 2013 which had unrealized gains of $1.5 million.

Payments received on the trust preferred securities totaling $147,000 and $447,000 for the three months ended March 31, 2014 and 2013, respectively, were applied to principal. The Company realized $79,000 and $127,000 of interest income on these securities for the three months ended March 31, 2014 and 2013 respectively.  The interest income realized was based on estimated cash flows. All of the trust preferred securities are pooled issuances. The two trust preferred securities were considered accruing as of March 31, 2014. Prior to December 2013, the company had owned nine trust preferred securities of which seven were sold/liquidated during the year resulting in a net gain of $92,000 on the sales. Six of the securities were considered nonaccrual during 2013.

The following table provides detailed information related to the trust preferred securities held as of March 31, 2014:

Description	Class	Book Value (2)	Fair Value(4)	Unrealized Gain (Loss)	Realized Loss (2) (3)	Lowest Rating (1)	Number of Banks Currently Performing	Actual Deferrals and Defaults as % of Original Collateral	Expected Additional Deferrals and Defaults as % of Performing Collateral	Excess Subordination Defaults as % of Performing Collateral

			(Dollars In thousands)
Preferred Term Ltd.	Mezz	$559	$1,664	$1,105	$(337)	C	7	47.80%	N/A	(3.97)%
Preferred Term Ltd.	Mezz	374	1,109	735	(683)	C	7	47.80%	N/A	(3.97)%
		$933	$2,773	$1,840	$(1,020)
 _________________________________________________
(1)The table represents ratings information as of March 31, 2014.  The securities had “investment grade” ratings by Moody’s (Baa2 or better) at time of purchase, but have since been downgraded by the rating agencies.
(2) Book value has been reduced by realized losses to reflect a new amortized cost basis.
(3) Represents life to date cumulative loss recognized in the income statement.
(4) Fair value was determined using Level 2 pricing. See Note F - Fair Value for further information

The table below presents a roll-forward of the credit losses recognized in earnings for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	(In thousands)
Beginning balance	$5,348	$5,879
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(79)	(127)
Ending balance	$5,269	$5,752

Note D — Loans Receivable

The components of loans receivable at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial loans	$53,519	$50,877
Commercial real estate	89,948	90,251
Consumer loans	29,274	28,831
Home equity	49,737	49,424
Residential mortgages	118,723	118,402
	341,201	337,785
Deferred fees	975	965
Allowance for loan losses	(3,191)	(3,110)
Net loans	$338,985	$335,640

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

A loan is considered impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(25)	—	—	(25)
Recoveries	—	1	4	—	1	6
Provision for loan losses	83	(8)	24	2	(1)	100
Ending balance	$954	$993	$264	$302	$678	$3,191

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$834	$857	$232	$281	$572	$2,776
Charge-offs	—	—	(50)	(2)	—	(52)
Recoveries	—	—	37	—	—	37
Provision for loan losses	76	18	4	(21)	23	100
Ending balance	$910	$875	$223	$258	$595	$2,861

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

March 31, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$88	$23	$—	$—	$—	$111
Collectively evaluated for impairment	866	970	264	302	678	3,080
Total	$954	$993	$264	$302	$678	$3,191
Loans:
Individually evaluated for impairment	$990	$493	$—	$—	$—	$1,483
Collectively evaluated for impairment	52,529	89,455	29,274	49,737	118,723	339,718
Total	$53,519	$89,948	$29,274	$49,737	$118,723	$341,201

December 31, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$58	$24	$—	$—	$—	$82
Collectively evaluated for impairment	813	976	261	300	678	3,028
Total	$871	$1,000	$261	$300	$678	$3,110
Loans:
Individually evaluated for impairment	$925	$504	$—	$—	$—	$1,429
Collectively evaluated for impairment	49,952	89,747	28,831	49,424	118,402	336,356
Total	$50,877	$90,251	$28,831	$49,424	$118,402	$337,785

The following table presents information related to loans individually evaluated for impairment by segment of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	990	990	88	925	925	58
Commercial real estate	493	493	23	504	504	24
Total	$1,483	$1,483	$111	$1,429	$1,429	$82

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013

	(In thousands)
With no related allowance recorded:	0	0
Commercial loans	$—	$—
Commercial real estate	—	—
With an allowance recorded	198	0
Commercial loans	874	848
Commercial real estate	497	198
Total	$1,371	$1,046

At March 31, 2014, impaired commercial real estate loans are represented by three loans.  At March 31, 2014, impaired commercial loans are represented by seven loans. Six of the commercial loans were considered troubled debt restructurings and totaled $781,000 as of March 31, 2014. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $18,000 and $13,000 was recognized for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2013, impaired commercial real estate loans are represented by two loans. At March 31, 2013, impaired commercial loans are represented by seven loans. Four of the commercial loans were considered trouble debt restructurings and totaled $556,000 as of March 31, 2013. One of the commercial real estate loans totaling $85,000 was for a customer who had a commercial loan considered to be a troubled debt restructuring. The remaining commercial loans and commercial real estate loan totaling $329,000 represented one relationship that was considered impaired.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$47	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	262	—
Residential mortgages	186	—
Total	$495	$—

	December 31, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$49	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	262	—
Residential mortgages	218	—
Total	$529	$—

The following represents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans.

	March 31, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,519	$—	$—	$—	$—	$53,519
Commercial real estate	89,948	—	—	—	—	89,948
Consumer loans	29,274	26	—	—	26	29,248
Home equity	49,737	—	—	262	262	49,475
Residential mortgages	118,723	—	—	186	186	118,537
Total	$341,201	$26	$—	$448	$474	$340,727

	December 31, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$50,877	$—	$—	$—	$—	$50,877
Commercial real estate	90,251	—	—	—	—	90,251
Consumer loans	28,831	125	—	—	125	28,706
Home equity	49,424	67	—	262	329	49,095
Residential mortgages	118,402	95	—	218	313	118,089
Total	$337,785	$287	$—	$480	$767	$337,018

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of March 31, 2014 and December 31, 2013 by class of loans:

	March 31, 2014			December 31, 2013
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands)
Troubled Debt Restructurings
Commercial loans	6	$781	$57	6	$926	$59
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	6	$781	$57	6	$926	$59

There were no new troubled debt restructurings recorded during the three months ended March 31, 2014 and 2013. The Company has not committed to lend additional amounts as of March 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. During 2013, an additional line of credit of $300,000 was granted to a customer with an outstanding loan classified as a troubled debt resturcturing. This line is partially guaranteed by the Small Business Administration and did not have any disbursements until 2014. As of March 31, 2014, $208,000 was outstanding on this loan and is considered impaired based on the relationship.

The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Certain troubled debt restructurings are classified as nonperforming at the time of the restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period.

Each of the commercial loans represented a line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The six loans considered troubled debt restructurings as of March 31, 2014 represented four commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $47,000 and $49,000 as of March 31, 2014 and December 31, 2013, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three month ended March 31, 2014 and 2013. All of the troubled debt restructurings were considered impaired as of March 31, 2014 and December 31, 2013. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	March 31, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$11,757	$39,629	$398	$1,688	$47
Commercial real estate	12,552	76,164	419	813	—
Total	$24,309	$115,793	$817	$2,501	$47

	December 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$14,937	$33,927	$418	$1,546	$49
Commercial real estate	14,827	74,148	427	849	—
Total	$29,764	$108,075	$845	$2,395	$49

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months ended March 31, 2014 and 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary, Bailey & Haskell Associates, Inc. The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc, which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended March 31, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,785	$—	$—	$4,785
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,685	—	—	4,685
Investment gains, net	856	—	—	856
Commissions and fees on sales of non-banking products	515	5,669	753	6,937
Non-interest income	1,123	—	—	1,123
Non-interest expenses	5,118	4,464	912	10,494
Depreciation and amortization	363	73	7	443
Income (loss) before income taxes	1,698	1,132	(166)	2,664
Income tax expense (benefit)	281	497	(58)	720
Net income (loss)	$1,417	$635	$(108)	$1,944
Total Assets	$757,814	$33,185	$5,141	$796,140

	Three Months Ended March 31, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,837	$—	$—	$4,837
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,737	—	—	4,737
Investment gains, net	823	—	—	823
Commissions and fees on sales of non-banking products	448	4,999	523	5,970
Non-interest income	1,252	—	—	1,252
Non-interest expenses	4,955	4,058	685	9,698
Depreciation and amortization	391	91	8	490
Income (loss) before income taxes	1,914	850	(170)	2,594
Income tax expense (benefit)	366	347	(69)	644
Net income (loss)	$1,548	$503	$(101)	$1,950
Total Assets	$696,479	$29,754	$2,091	$728,324

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

	2014	2013
	(In thousands)
Total assets for reportable segments	$796,140	$728,324
Elimination of intercompany cash balances	(11,042)	(8,637)
Consolidated Total	$785,098	$719,687

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,873	$1,092	$4,781	$—
Available-for-sale securities
U.S. Agencies	28,294	—	28,294	—
Corporate	31,375	—	31,375	—
Agency asset backed securities	7,267	—	7,267	—
Trust preferred securities	2,773	—	2,773	—
State and municipal	32,604	—	32,503	101
Small Business Administration	7,270	—	7,270	—
Residential mortgage-backed securities	42,971	—	42,971	—
Collateralized mortgage obligations	905	—	905	—
Private placement mortgage obligation	1,420	—	1,420	—
Total	$160,752	$1,092	$159,559	$101

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,063	$1,086	$3,977	$—
Available-for-sale securities
U.S. Agencies	17,735	—	17,735	—
Corporate	28,790	—	28,790	—
Agency asset backed securities	5,402	—	5,402	—
Trust preferred securities	2,518	—	2,518	—
State and municipal	33,308	—	33,207	101
Small Business Administration	3,359	—	3,359	—
Residential mortgage-backed securities	37,404	—	37,404	—
Collateralized mortgage obligations	1,179	—	1,179	—
Private placement mortgage obligation	1,374		1,374
Total	$136,132	$1,086	$134,945	$101

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trust Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Pay downs on securities	—	—	—
Sales and maturities	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736

The fair value of the Company’s trust preferred securities were determined internally by calculating discounted cash flows.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, were utilized in determining individual security valuations.  During 2013, seven of the nine trust preferred securities were sold/liquidated. The remaining two trust preferred securities were moved from Level 3 pricing to Level 2 as of December 31, 2013 due to the increased market for them.

As of November 30, 2013, the Company transferred state and local municipal securities totaling $2.0 million with unrealized gains of $177,000 from available-for-sale to the held-to-maturity portfolio. These securities were transferred to help mitigate interest rate risk on the most price sensitive securities. As a result, the securities are carried at fair value at the time of transfer, which established a new amortized cost basis for book, and the difference between the par value of the securities and fair value at the date of transfer will be accreted as an adjustment of yield.

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of March 31, 2014 or December 31, 2013.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

	(In thousands)
Interest income	$—	$—
Change in fair value	810	819
Total change in fair value	$810	$819

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$62,278	$62,278	$—	$—	$62,278
Trading securities	5,873	1,092	4,781	—	5,873
Investment securities, available-for-sale	154,879	—	154,778	101	154,879
Investment securities, held-to-maturity	135,483	—	131,774	4,450	136,224
Loans held for sale	—	—	—	—	—
Loans receivable, net	338,985	—	—	351,871	351,871
Federal Home Loan Bank stock	1,593	N/A	N/A	N/A	N/A
Accrued interest receivable	2,603	—	1,625	978	2,603
Financial liabilities:	0
Deposits	$678,946	$535,424	$145,063	$—	$680,487
Borrowings	1,000	—	1,016	—	1,016
Accrued interest payable	11	3	8	—	11

December 31, 2013	Carrying Amount		Fair Value Measurement Using
			Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,183		$42,183	$—	$—	$42,183
Trading securities	5,063		1,086	3,977	—	5,063
Investment securities, available-for-sale	131,068		—	130,967	101	131,068
Investment securities, held-to-maturity	136,937		—	131,700	3,768	135,468
Loans held for sale	61		—	62	—	62
Loans receivable, net	335,640		—	—	346,634	346,634
Federal Home Loan Bank stock	1,588		N/A	N/A	N/A	N/A
Accrued interest receivable	2,221		—	1,245	976	2,221
Financial liabilities:
Deposits	$637,250		$495,345	$143,638	$—	$638,983
Borrowings	1,000		—	1,027	—	1,027
Accrued interest payable	11	11	4	7	—	11

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

(c) Loans

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

(e) Deposits

The fair value disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable interest rate deposits approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits resulting in a Level 2 classification.

(f)  Borrowings

The fair value of the Company’s borrowings are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $133,860 and $147,892 for the three months ended March 31, 2014 and 2013 respectively.  The total income tax benefit was $51,536 and $56,938 for the three months ended March 31, 2014 and 2013 respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options have vesting periods of five years and have ten year contractual terms.  There were 19,250 shares available for future grants under the plan described above as of March 31, 2014. Compensation recorded in conjunction with the option awards was $9,137 and $9,604 for the three months ended March 31, 2014 and 2013 respectively.

A summary of activity in the stock option plan for 2014 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	192,215	$10.34	8.560	$450,300
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(8,000)	$10.30	—	$15,680
Outstanding at March 31, 2014	184,215	$10.34	8.229	$356,720
Fully vested and expected to vest	150,000	$10.30	8.318	$294,000
Exercisable as of March 31, 2014	34,215	$10.54	7.841	$62,720

As of March 31, 2014, there was $122,887 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 3.32 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the five year vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30.  RRP shares vest ratably over the five year vesting period on the anniversary date.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at March 31, 2014 and 130,000 shares were issued in July 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	104,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	(8,000)	$10.30
Nonvested at March 31, 2014	96,000	$10.30

As of March 31, 2014, there was $819,468 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.32 years. Compensation expense recorded in conjunction with the RRP awards was $60,997 and $65,868 for the three months ended March 31, 2014 and 2013 respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of March 31, 2014, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance sets.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at March 31, 2014 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	85,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	(10,000)	$10.30
Nonvested at March 31, 2014	75,000	$10.30

As of March 31, 2014, there was $194,701 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 0.75 years. Compensation expense recorded in conjunction with the performance awards totaled $63,726 and $72,420 for the three months ended March 31, 2014 and 2013 respectively.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months ended:

	For the Three Months Ended March 31, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,740	$(697)	$1,043
Reclassification adjustment for gains included in net income (1)	(46)	19	(27)
Net unrealized gains on available-for-sale securities	1,694	(678)	1,016

Amortization of unrealized gains on transfer of securities to held-to-maturity	142	(57)	85
Net unrealized gains	142	(57)	85

Net pension gain (loss) arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$1,860	$(745)	$1,115

	For the Three Months Ended March 31, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(806)	$322	$(484)
Reclassification adjustment for gains included in net income (1)	(4)	2	(2)
Net unrealized losses on available-for-sale securities	(810)	324	(486)

Net pension gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18
Other comprehensive loss	$(780)	$312	$(468)
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

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2014 and 2013:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	1,043	85	14	1,142
Amounts reclassified from AOCI	(27)	—	—	(27)
Other comprehensive income	1,016	85	14	1,115
Balance at March 31, 2014	$9	$(2,494)	$(1,542)	$(4,027)

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive (loss) income, during the period, net of adjustments	(484)	18	(466)
Amounts reclassified from AOCI	(2)	—	(2)
Other comprehensive (loss) income	(486)	18	(468)
Balance at March 31, 2013	$2,460	$(2,017)	$443

Note I — Accounting Pronouncements

In January 2014, the FASB amended existing guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this guidance are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this guidance using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's operating results or financial condition.

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material effect on the Company's operating results or financial condition.

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

RECENT DEVELOPMENTS

The Company announced on March 27, 2014, a quarterly cash dividend of $0.12 per share, which was paid on April 22, 2014 to its shareholders of record on April 8, 2014.

On April 10, 2014, Oneida Wealth Management, Inc., a wholly owned subsidiary of Oneida Savings Bank, received regulatory approval from Financial Industry Regulatory Authority ("FINRA") to commence business operations as a broker dealer. It is anticipated that current customers will be transitioned to the new broker dealer during the second and third quarter of 2014.

Governor Cuomo signed a comprehensive tax reform package on March 31, 2014. Most of the new provisions are effective for 2015 which included apportionment and rate reductions. Since the law was enacted on March 31st, the projected post-2014 impact of the apportionment and rate reductions were required to be applied to our deferred tax inventory during the first quarter of 2014. The changes did not result in a material change to our income tax provision for the first quarter of 2014. However, there are still pending legislative developments that will need to be addressed during 2014 and the impact of these is uncertain at this time.

FINANCIAL CONDITION

ASSETS.  Total assets at March 31, 2014 were $785.1 million, an increase of $42.6 million, or 5.7%, from $742.5 million at December 31, 2013. The increase in total assets was primarily attributable to an increase in cash and cash equivalents and investment and mortgage-backed securities.

Cash and cash equivalents increased $20.1 million, or 47.6%, to $62.3 million at March 31, 2014 from $42.2 million at December 31, 2013.  The increase in cash and cash equivalents reflects an increase in retail and municipal deposits and the timing of investing the excess cash on hand in higher yielding loans and securities.

Trading securities increased $810,000, or 16.0%, to $5.9 million at March 31, 2014 as compared with $5.1 million at December 31, 2013. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities was due to an increase in fair value during the first three months of 2014 that was reflected through the income statement.

Mortgage-backed securities increased $3.5 million, or 3.5%, to $102.5 million at March 31, 2014 as compared with $99.0 million at December 31, 2013.  Investment securities increased $18.9 million, or 11.2%, to $187.9 million at March 31, 2014 as compared to $169.0 million at December 31, 2013. The increase in investment and mortgage-backed securities was primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activities.

Loans receivable, including loans held for sale, increased $3.3 million, or 1.0%, to $339.0 million at March 31, 2014 as compared with $335.7 million at December 31, 2013.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first three months of 2014 totaled $20.8 million as compared to total loan originations during the three months ended March 31, 2013 of $22.8 million. We sold $1.2 million in fixed rate residential loans with terms exceeding 15 years during the three months March 31, 2014 compared to $3.8 million during the same period in 2013.

LIABILITIES.  Total liabilities increased by $40.2 million, or 6.2%, to $692.0 million at March 31, 2014 from $651.8 million at December 31, 2013.  The increase was the result of an increase in deposits of $41.7 million partially offset by a decrease in other liabilities of $1.5 million.

Deposit accounts increased $41.7 million, or 6.5%, to $678.9 million at March 31, 2014 from $637.2 million at December 31, 2013.  Interest-bearing deposit accounts increased by $46.9 million, or 8.5%, to $598.5 million at March 31, 2014 from $551.6 million at December 31, 2013.  Non-interest bearing deposit accounts decreased $5.2 million, or 6.1%, to $80.4 million at March 31, 2014 from $85.6 million at December 31, 2013.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $6.9 million, or 1.4%, to $498.7 million at March 31, 2014 from $491.8 million at December 31, 2013.  Municipal deposits increased $34.8 million, or 23.9%, to $180.2 million at March 31, 2013 from $145.4 million at December 31, 2013.  This increase was concurrent with local tax collections by various municipalities.

Borrowings remained constant at $1.0 million at March 31, 2014 and December 31, 2013. At March 31, 2014 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $1.5 million, or 11.0%, to $12.1 million at March 31, 2014 from $13.6 million at December 31, 2013. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at March 31, 2014 from December 31, 2013.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at March 31, 2014 was $93.1 million, an increase of $2.4 million, or 2.6%, from $90.6 million at December 31, 2013.  The increase in stockholders’ equity was a result of an increase in accumulated other comprehensive income of $1.1 million at March 31, 2014 as a result of an increase in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates as well as net income of $1.9 million for the three months ended March 31, 2014. Offsetting these increases in stockholders' equity was a decrease as a result of the payment of a quarterly dividend during the first three months of 2014 totaling $0.12 per share.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended March 31,						Twelve Months Ended Dec. 31,
	2014			2013			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in Thousands)
Assets
Interest-earning Assets:
Loans receivable	$337,113	$3,657	4.34%	$315,725	$3,727	4.72%	$327,131	$15,132	4.63%
Investment and mortgage-backed securities	277,007	1,750	2.53%	249,718	1,723	2.76%	261,203	7,085	2.71%
Federal funds	36,285	6	0.07%	16,064	5	0.12%	19,701	18	0.09%
Equity securities	5,072	24	1.89%	5,172	23	1.78%	4,442	168	3.78%
Total interest-earning assets	655,477	5,437	3.32%	586,679	5,478	3.73%	612,477	22,403	3.66%
Non interest-earning Assets:
Cash and due from banks	16,044			11,595			11,823
Other assets	87,713			85,648			85,196
Total assets	$759,234			$683,922			$709,496
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$209,615	$184	0.36%	$169,777	$142	0.34%	$177,773	$609	0.34%
Savings accounts	135,662	84	0.25%	119,200	76	0.26%	127,057	338	0.27%
Interest-bearing checking	78,966	16	0.08%	75,069	14	0.08%	74,831	59	0.08%
Time deposits	141,475	351	1.01%	138,623	374	1.09%	141,322	1,497	1.06%
Borrowings	1,000	13	5.27%	2,830	28	4.01%	3,886	77	1.98%
Notes payable	464	4	3.50%	957	7	2.97%	772	23	2.98%
Total interest-bearing liabilities	567,182	652	0.47%	506,456	641	0.51%	525,641	2,603	0.50%
Non-interest-bearing Liabilities:
Demand deposits	80,466			73,136			78,027
Other liabilities	20,173			10,613			13,384
Total liabilities	$667,821			$590,205			$617,052
Stockholders’ equity	91,413			93,717			92,444
Total liabilities and stockholders’ equity	$759,234			$683,922			$709,496
Net Interest Income		$4,785			$4,837			$19,800
Net Interest Spread			2.85%			3.22%			3.16%
Net Earning Assets	$88,295			$80,223			$86,836
Net yield on average interest-earning assets		2.92%			3.30%			3.23%
Average interest-earning assets to average interest-bearing liabilities		115.57%			115.84%			116.52%

RESULTS OF OPERATIONS

General.  Net income for the three months ended March 31, 2014 was $1,944,000 compared to $1,950,000 for the three months ended March 31, 2013.  For the three months ended March 31, 2014, diluted net income per share was $0.28 as compared with diluted net income per share of $0.28 for the three months ended March 31, 2013.  The slight decrease in net income for the three month period is primarily the result of a decrease in net interest income; an increase in non-interest expense and an increase in income tax provision; partially offset by an increase in net investment gains and an increase in non-interest income.

Interest and Dividend Income.  Interest and dividend income decreased by $41,000, or 0.7%, to $5.4 million for the three months ended March 31, 2014 from $5.5 million for the three months ended March 31, 2013.  Interest and fees on loans decreased by $70,000 for the three months ended March 31, 2014 as compared with the same period in 2013.  Interest and dividend income on mortgage-backed and other investment securities increased $28,000 to $1.8 million for the three months ended March 31, 2014 from $1.7 million for the three months ended March 31, 2013.  Interest income earned on federal funds sold increased $1,000 during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.

For the three months ended March 31, 2014, the increase in income on loans resulted from an increase of $21.4 million in the average balance of loans to $337.1 million in the first quarter of 2014 from $315.7 million in the first quarter of 2013 offset by a decrease of 38 basis points in the average yield on loans to 4.34% from 4.72%.  At March 31, 2014, net loans receivable were $339.0 million as compared with $317.7 million at March 31, 2013, reflecting an increase of 6.7%. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $27.3 million in the average balance of investment and mortgage-backed securities to $277.0 million in the first quarter of 2014 from $249.7 million in the first quarter of 2013 partially offset by a decrease of 23 basis points in the average yield earned to 2.53% from 2.76%. The decrease in the average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is due to fluctuations in deposits and cash and cash equivalents.

Interest income on federal funds sold increased as a result of an increase in the average balance of federal funds sold to $36.3 million during the first quarter of 2014 as compared with $16.1 million during the first quarter of 2013 partially offset by a decrease in average yield of 5 basis points.

Income from equity securities increased due to an increase in the average yield of 11 basis points partially offset by a decrease in the average balance to $5.1 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013.

Interest Expense.  Interest expense increased $11,000, or 1.7%, to $652,000 for the three months ended March 31, 2014 from $641,000 for the three months ended March 31, 2013.  The increase in interest expense was primarily due to an increase in interest paid on deposit accounts during the first quarter of 2014 of $29,000, increasing to $635,000 from $606,000 during the first quarter of 2013.  Offsetting the increase in interest expense was a decrease in borrowing expense which decreased to $13,000 for the three months ended March 31, 2014 compared with $28,000 for the three months ended March 31, 2013.

The increase in interest expense paid on deposits was primarily due to an increase in the average balance of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $60.2 million, or 16.5%, to $424.2 million at an average cost of 0.27% during the first quarter of 2014 from $364.0 million at an average cost of 0.26% during the first quarter of 2013.  During the same period the average balance of time deposits increased $2.9 million, or 2.1%, to $141.5 million in the first quarter of 2014 from $138.6 million during the first quarter of 2013 and the average rate paid on time deposits decreased 8 basis points.

The decrease in borrowing expense for the first quarter 2014 as compared to the first quarter 2013 was due to a decrease in the average balance of borrowings outstanding in the March 31, 2014 period to $1.0 million as compared with $2.8 million during the March 31, 2013 period partially offset by a 126 basis point increase in the average rate paid on borrowed funds. The decrease in the average balance of borrowings reflects our decision not to renew the FHLB advances that matured during the first quarter of 2013.

Provision for Loan Losses.  The total provision for loan losses was $100,000 for both the three months ended March 31, 2014 and 2013. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the first quarter 2014 reflects the increase in the loan portfolio during the year notwithstanding the improvement in asset quality. Loans individually evaluated for impairment totaled $1.5 million at March 31, 2014 and had an allocated allowance for loan loss reserve of $111,000. Nonperforming loans totaled $495,000 or 0.14% of total loans at March 31, 2014 compared with $683,000 or 0.21% of total loans at March 31, 2013.   Net charge-off activity for the three months ended March 31, 2014 was $19,000 as compared with $15,000 in net charge-offs during the three months ended March 31, 2013. The balance of the allowance for loan losses was $3.2 million or 0.94% of loans receivable at March 31, 2014 compared with $2.9 million or 0.90% of loans receivable at March 31, 2013.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended March 31, 2014 the market value of our trading securities increased $810,000 as compared with an increase of $819,000 in the 2013 period.

During the first quarter of 2014 the Company realized $46,000 of investment gains. This compares with realized gains of $4,000 during the three months ended March 31, 2013.

Non-Interest Income.  Non-interest income increased by $838,000, or 11.6%, to $8.1 million for the three months ended March 31, 2014 from $7.2 million for the three months ended March 31, 2013.

Revenue derived from commissions and fees on sales of non-banking products increased $967,000, or 16.2%, to $6.9 million during the three months ended March 31, 2014 as compared with $6.0 million during the three months ended March 31, 2013. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees increased slightly to $683,000 during the three months ended March 31, 2014 from $680,000 during the three months ended March 31, 2013.

The increases in non-interest income were partially offset by a decrease in loan sale and servicing income, which totaled $102,000 for the three months ended March 31, 2014 as compared with $204,000 for the three months ended March 31, 2013. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased in the current quarter as compared with the 2013 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $749,000 or 7.4%, to $10.9 million for the three months ended March 31, 2014 from $10.2 million for the three months ended March 31, 2013.  The increase in non-interest expense was primarily due to an increase in compensation and employee benefits combined with operating expenses associated with the increase in sales of insurance and other non-banking products through our subsidiaries. The increase in non-interest expense was also the result of organizational expenses incurred in the first quarter of 2014 for the creation of a broker-dealer subsidiary which received FINRA approval in April 2014.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2014 was $7.2 million, an increase of $554,000, or 8.4%, from the first quarter of 2013. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense increased $115,000, or 8.9%, to $1.4 million for the three months ended March 31, 2014 as compared to $1.3 million during the three months ended March 31, 2013.

Other operating expenses increased $80,000, or 3.5%, to $2.4 million for the three months ended March 31, 2014 as compared to $2.3 million during the three months ended March 31, 2013.

Provision for Income Taxes.  Provision for income taxes was $720,000 for the three months ended March 31, 2014, an increase of $76,000 from the first quarter 2013 income tax provision of $644,000.  The effective tax rate was 27.0% during the first three months of 2014 as compared with an effective tax rate of 24.8% for the same time period in 2013. The change in the effective tax rates for the specified periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2014, loan originations totaled $20.8 million compared to $22.8 million during the first quarter of 2013. The purchases of securities available-for-sale totaled $28.2 million during the first quarter of 2014 as compared to $21.7 million during the first quarter of 2013. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2014, the Company had outstanding commitments to originate loans of approximately $6.6 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $1.5 million at March 31, 2014 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $48.7 million at March 31, 2014 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of March 31, 2014 the total of cash, interest-earning demand accounts and federal funds sold was $62.3 million.

At March 31, 2014, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at March 31, 2014 and December 31, 2013 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2014:
Total Capital
(to Risk Weighted Assets)	$70,798	16.17%	$35,029	8%	$43,786	10%
Tier I Capital
(to Risk Weighted Assets)	$67,607	15.44%	$17,514	4%	$26,271	6%
Tier I Capital
(to Average Assets)	$67,607	9.22%	$29,321	4%	$36,652	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)	$68,269	15.97%	$34,203	8%	$42,754	10%
Tier I Capital
(to Risk Weighted Assets)	$65,159	15.25%	$17,102	4%	$25,652	6%
Tier I Capital
(to Average Assets)	$65,159	9.03%	$28,848	4%	$36,060	5%

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

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 31, 2014 and 2013 (unaudited)

(Annualized where appropriate)

	Three Months Ending March 31,
	2014	2013
Performance Ratios:
Return on average assets	1.02%	1.14%
Return on average equity	8.51%	8.32%
Return on average tangible equity	11.99%	11.69%
Interest rate spread	2.85%	3.22%
Net interest margin	2.92%	3.30%
Efficiency ratio	84.52%	83.46%
Non-interest income to average total assets	4.25%	4.22%
Non-interest expense to average total assets	5.76%	5.96%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.57%	115.84%
Asset Quality Ratios:
Non-performing assets to total assets	0.08%	0.20%
Non-performing loans to total loans	0.14%	0.21%
Net charge-offs to average loans	0.01%	—%
Allowance for loan losses to non-performing loans	644.65%	418.89%
Allowance for loan losses to loans receivable	0.94%	0.90%
Capital Ratios:
Average equity to average total assets	12.04%	13.70%
Equity to total assets (end of period)	11.85%	13.04%
Tangible equity to tangible assets (end of period)	8.77%	9.67%

ITEM 3.                                                  Quantitative and Qualitative Disclosure About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at March 31, 2014, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At March 31, 2014, the Bank had $99.5 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 4.9 years, and fixed rate residential mortgage loans totaled $65.4 million representing 19.2% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” in the Company’s 2013 Annual Report to Stockholders.  There has been no material change in the Company’s interest rate risk profile since December 31, 2013.

ITEM 4.                                                  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1a                                                     Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended March 31, 2014.

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

Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
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

ONEIDA FINANCIAL CORP.
Date:	May 14, 2014	By:	/s/ Michael R. Kallet
Michael R. Kallet
President and Chief Executive Officer
Date:	May 14, 2014	By:	/s/ Eric E. Stickels
Eric E. Stickels
Executive Vice President and Chief Financial Officer