Form 10-Q
period 2014-06-30
Oneida Financial Corp.
filed 2014-08-14
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,019,112 shares of the Registrant’s common stock outstanding as of August 1, 2014.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2014 (unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from banks	$28,303	$27,940
Federal funds sold	14,843	14,243
TOTAL CASH AND CASH EQUIVALENTS	43,146	42,183
Trading securities	5,886	5,063
Securities, available-for-sale	167,459	131,069
Securities, held-to-maturity (fair value $134,495 and $135,468 respectively)	132,107	136,937

Mortgage loans held for sale	—	61
Loans receivable	346,150	337,785
Deferred fees	1,074	965
Allowance for loan losses	(3,273)	(3,110)
LOANS RECEIVABLE, NET	343,951	335,640
Federal Home Loan Bank stock	1,602	1,588
Bank premises and equipment, net	20,084	19,780
Assets held for sale	61	—
Accrued interest receivable	2,195	2,222
Bank owned life insurance	17,563	18,160
Other assets	17,352	23,199
Goodwill	25,480	25,480
Other intangible assets	952	1,102
TOTAL ASSETS	$777,838	$742,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$585,214	$551,603
Non-interest bearing deposits	85,992	85,647
Borrowings	1,000	1,000
Other liabilities	10,899	13,590
TOTAL LIABILITIES	683,105	651,840
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized; 7,022,730 issued at June 30, 2014; 7,027,230 issued at December 31, 2013)	70	70
Additional paid-in capital	43,833	43,449
Retained earnings	54,107	52,411
Accumulated other comprehensive loss	(3,208)	(5,142)
Unallocated ESOP (18,023 and 18,023 shares)	(69)	(144)
TOTAL STOCKHOLDERS’ EQUITY	94,733	90,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$777,838	$742,484

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,693	$3,754	$7,350	$7,481
Interest on investment securities	1,988	1,772	3,738	3,495
Dividends on equity securities	24	22	48	46
Interest on federal funds sold and interest-earning deposits	6	6	12	10
Total interest and dividend income	5,711	5,554	11,148	11,032
INTEREST EXPENSE:
Core deposits	323	256	607	488
Time deposits	349	380	700	753
Borrowings	13	14	26	42
Note payable	3	6	7	14
Total interest expense	688	656	1,340	1,297
NET INTEREST INCOME	5,023	4,898	9,808	9,735
Less: Provision for loan losses	100	100	200	200
Net interest income after provision for loan losses	4,923	4,798	9,608	9,535
INVESTMENT GAINS:
Net gains on sales of securities	27	263	73	267
Changes in fair value of trading securities	13	305	823	1,124
Total investment gains	40	568	896	1,391
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	6,455	5,998	13,391	11,968
Other operating income	1,819	1,246	2,943	2,498
Total non-interest income	8,274	7,244	16,334	14,466
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,322	6,790	14,500	13,414
Occupancy expenses, net	1,329	1,337	2,729	2,622
Other operating expense	2,649	2,443	5,008	4,722
Total non-interest expenses	11,300	10,570	22,237	20,758
INCOME BEFORE INCOME TAXES	1,937	2,040	4,601	4,634
Provision for income taxes	508	548	1,228	1,192
NET INCOME	$1,429	$1,492	$3,373	$3,442
EARNINGS PER SHARE — BASIC	$0.20	$0.22	$0.48	$0.50
EARNINGS PER SHARE — DILUTED	$0.20	$0.21	$0.48	$0.49

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
Net income	$1,429	$1,492	$3,373	$3,442
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	132	—	274	—
Reclassification adjustment for gains realized included in income	—	—	—	—
Net unrealized gains	132	—	274	—
Income tax effect	(53)	—	(110)	—
Net change in securities transferred to held-to-maturity	79	—	164	—
Securities available-for-sale:
Unrealized holding gains (losses) on securities arising during period	1,260	(5,719)	2,999	(6,527)
Reclassification adjustment for gains realized in income	(27)	(263)	(73)	(267)
Net unrealized gains (losses)	1,233	(5,982)	2,926	(6,794)
Income tax effect	(493)	2,393	(1,170)	2,717
Net change in securities available-for-sale	740	(3,589)	1,756	(4,077)
Unrealized holding gains (losses) on securities, net of tax	819	(3,589)	1,920	(4,077)

Defined benefit pension plans:
Change in unrealized loss on pension benefits	—	30	24	61
Income tax effect	—	(12)	(10)	(24)
Net change in pension benefits	—	18	14	37
Other comprehensive income (loss), net of tax	819	(3,571)	1,934	(4,040)
Comprehensive income (loss)	$2,248	$(2,079)	$5,307	$(598)

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2014 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2014	7,027,230	$70	$43,449	$52,411	$(5,142)	$(144)	$90,644
Net income	—	—	—	3,373	—	—	3,373
Other comprehensive income, net of tax	—	—	—	—	1,934	—	1,934
Common stock dividends: $0.24 per share	—	—	—	(1,677)	—	—	(1,677)
Shares canceled under stock plans	(18,000)	—	—	—	—	—	—
Shares issued under stock plans	13,500	—	57	—	—	—	57
Shares earned under stock plans	—	—	286	—	—	—	286
Shares committed to be released under ESOP plan	—	—	41	—	—	75	116
Balance as of June 30, 2014	7,022,730	$70	$43,833	$54,107	$(3,208)	$(69)	$94,733

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014 (unaudited) and 2013 (unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$3,373	$3,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850	976
Amortization of premiums/discounts on securities, net	175	216
Net change in fair value of trading securities	(823)	(1,124)
Provision for loan losses	200	200
ESOP shares earned	116	121
Stock compensation earned	286	297
Loss on write down or sale of foreclosed assets	10	18
Gain on securities, net	(73)	(267)
Gain on sale of loans, net	(83)	(196)
Income tax payable	1,284	(115)
Accrued interest receivable	27	(156)
Other assets	3,756	1,165
Other liabilities	(3,101)	(2,415)
Earnings on bank owned life insurance	(826)	(244)
Origination of loans held for sale	(3,310)	(5,724)
Proceeds from sales of loans	3,454	6,397
Proceeds on the sale of trading securities	—	2,502
Net cash provided by operating activities	5,315	5,093
Investing Activities:
Purchase of securities available-for-sale	(47,674)	(49,133)
Proceeds from sale of securities available-for-sale	2,649	18,999
Maturities and calls of securities available-for-sale	5,902	15,070
Principal collected on securities available-for-sale	5,647	10,005
Purchase of securities held-to-maturity	(894)	(17,674)
Maturities and call of securities held-to-maturity	1,386	292
Principal collected on securities held-to-maturity	4,522	4,196
Purchase of FHLB stock	(93)	(1,342)
Redemption of FHLB stock	79	1,622
Net increase in loans	(8,592)	(13,780)
Purchase of bank premises and equipment	(1,065)	(300)
Proceeds from the sale of foreclosed property	22	35
Settlement of bank owned life insurance	1,423	—
Purchase of insurance agency	—	(17)
Net cash used in investing activities	(36,688)	(32,027)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	32,247	21,832
Net increase in time deposits	1,709	3,591

Repayment of borrowings	—	(5,000)
Shares issued under stock plan	57	—
Cash dividends	(1,677)	(1,686)
Net cash provided by financing activities	32,336	18,737
Increase (decrease) in cash and cash equivalents	963	(8,197)
Cash and cash equivalents at beginning of period	42,183	19,803
Cash and cash equivalents at end of period	$43,146	$11,606
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,340	$1,318
Cash paid for income taxes	—	1,306
Supplemental noncash disclosures:
Transfer of loans to other real estate	81	147
Dividends declared and unpaid at period end	843	843
Purchase of securities not settled	—	1,000

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2014

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of June 30, 2014 and December 31, 2013 and for the three month and six month periods ended June 30, 2014 and 2013.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be achieved for the remainder of 2014.

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

Note B — Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock plans. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that 104,000 of its 179,000 outstanding non-vested stock awards are participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Earnings per common share have been computed based on the following for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30, 2014		June 30, 2013	June 30, 2014	June 30, 2013
Net income	$1,429,074	—	$1,491,892	$3,373,194	$3,442,391
Net earnings allocated to participating securities	(19,078)	—	(25,908)	(44,231)	(59,935)
Net earnings allocated to common stock	$1,409,996		$1,465,984	$3,328,963	$3,382,456

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic
Distributed earnings allocated to common stock	$830,248	$827,352	$1,652,636	$1,654,703
Undistributed earnings allocated to common stock	579,748	638,632	1,676,327	1,727,753
Net earnings allocated to common stock	$1,409,996	$1,465,984	$3,328,963	$3,382,456

Weighted average common shares outstanding including shares considered participating securities	6,985,893	6,961,644	6,981,807	6,958,134
Less: Average unallocated ESOP shares	(13,467)	(40,164)	(15,708)	(42,525)
Less: Average participating securities	(78,461)	(109,943)	(83,067)	(113,135)
Weighted average shares	6,893,965	6,811,537	6,883,032	6,802,474
Basic earnings per share	$0.20	$0.22	$0.48	$0.50

Diluted
Net earnings allocated to common stock	$1,409,996	$1,465,984	$3,328,963	$3,382,456

Weighted average common shares outstanding for basic earnings per common share	6,893,965	6,811,537	6,883,032	6,802,474
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	64,543	53,070	61,884	44,638
Weighted average shares and dilutive potential common shares	6,958,508	6,864,607	6,944,916	6,847,112
Diluted earnings per common share	$0.20	$0.21	$0.48	$0.49

Stock options for 8,215 shares of common stock were not considered in computing diluted earnings per share for the three months and six months ended June 30, 2014 because they were anti-dilutive.   There were no anti-dilutive stock options considered in the computation of diluted earnings per common share for the three months and six months ended June 30, 2013.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at June 30, 2014 and December 31, 2013:

Available-for-sale portfolio:	June 30, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$25,254	$54	$(687)	$24,621
Corporate	32,356	224	(1,799)	30,781
Agency asset backed securities	9,019	112	(19)	9,112
Trust preferred securities	1,012	1,939	—	2,951
State and municipal	32,269	1,132	(21)	33,380
Small Business Administration	7,146	20	(12)	7,154
	$107,056	$3,481	$(2,538)	$107,999
Mortgage-Backed Securities
Fannie Mae	$23,439	$216	$(51)	$23,604
Freddie Mac	22,601	91	(167)	22,525
Government National Mortgage Assoc.	11,694	242	(55)	11,881
Private placement mortgage obligation	1,421	29	—	1,450
	$59,155	$578	$(273)	$59,460
Total available-for-sale	$166,211	$4,059	$(2,811)	$167,459

Held-to-maturity portfolio:	June 30, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,444	$1,184	$(4)	$42,624
State and municipal	25,694	1,093	(33)	26,754
Small Business Administration	9,776	86	—	9,862
	$76,914	$2,363	$(37)	$79,240
Mortgage-Backed Securities
Fannie Mae	$28,438	$449	$(454)	$28,433
Freddie Mac	16,544	171	(81)	16,634
Government National Mortgage Assoc.	10,211	85	(108)	10,188
	$55,193	$705	$(643)	$55,255
Total held-to-maturity	$132,107	$3,068	$(680)	$134,495

Available-for-sale portfolio:	December 31, 2013
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$19,284	$21	$(1,570)	$17,735
Corporate	31,136	99	(2,445)	28,790
Agency asset backed securities	5,501	13	(112)	5,402
Trust preferred securities	1,000	1,518	—	2,518
State and municipal	32,608	760	(60)	33,308
Small Business Administration	3,349	10	—	3,359
	$92,878	$2,421	$(4,187)	$91,112
Mortgage-Backed Securities
Fannie Mae	$19,795	$113	$(222)	$19,686
Freddie Mac	6,790	64	(13)	6,841
Government National Mortgage Assoc.	10,749	217	(89)	10,877
Collateralized mortgage obligations	1,120	62	(3)	1,179
Private placement mortgage obligation	1,416	—	(42)	1,374
	$39,870	$456	$(369)	$39,957
Total available-for-sale	$132,748	$2,877	$(4,556)	$131,069

Held-to-maturity portfolio:	December 31, 2013
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$42,185	$12	$(761)	$41,436
State and municipal	25,584	549	(259)	25,874
Small Business Administration	10,131	1	(100)	10,032
	$77,900	$562	$(1,120)	$77,342
Mortgage-Backed Securities
Fannie Mae	$30,130	$205	$(828)	$29,507
Freddie Mac	17,729	60	(187)	17,602
Government National Mortgage Assoc.	11,178	62	(223)	11,017
	$59,037	$327	$(1,238)	$58,126
Total held-to-maturity	$136,937	$889	$(2,358)	$135,468

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

The amortized cost and fair value of the investment securities portfolio at June 30, 2014 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$630	$641	$1,595	$1,610
After one year through five years	11,581	11,982	7,019	7,349
After five years through ten years	61,713	61,997	36,204	37,107
After ten years	33,132	33,379	32,096	33,174
Mortgage-backed securities	59,155	59,460	55,193	55,255
Total	$166,211	$167,459	$132,107	$134,495

 Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$902	$4,464	$2,649	$18,999
Gross gains	$64	$276	$126	$363
Gross losses	$(37)	$(13)	$(53)	$(96)

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$4,980	$(26)	$13,337	$(661)	$18,317	$(687)
Corporate	7,869	(148)	12,518	(1,651)	20,387	(1,799)
Agency asset backed securities	935	(19)	—	—	935	(19)
State and municipal	837	(21)	—	—	837	(21)
Small Business Administration	4,036	(12)	—	—	4,036	(12)
Fannie Mae	4,043	(20)	1,999	(31)	6,042	(51)
Freddie Mac	14,861	(167)	—	—	14,861	(167)
Government National Mortgage Assoc.	2,212	(6)	3,523	(49)	5,735	(55)
Total securities available-for-sale in an unrealized loss position	$39,773	$(419)	$31,377	$(2,392)	$71,150	$(2,811)
Held-to-maturity
U.S. Agencies	$1,962	$(4)	$—	$—	$1,962	$(4)
State and municipal	544	—	1,586	(33)	2,130	(33)
Small Business Administration	—	—	1,182	—	1,182	—
Fannie Mae	431	(1)	9,909	(453)	10,340	(454)
Freddie Mac	—	—	4,226	(81)	4,226	(81)
Government National Mortgage Assoc.	3,874	(108)	—	—	3,874	(108)
Total securities held-to-maturity in an unrecognized loss position	$6,811	$(113)	$16,903	$(567)	$23,714	$(680)

	Less than 12 Months		More than 12 Months		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$16,496	$(1,502)	$932	$(68)	$17,428	$(1,570)
Corporate	14,954	(707)	9,100	(1,738)	24,054	(2,445)
Agency asset backed securities	3,836	(112)	—	—	3,836	(112)
State and municipal	4,233	(60)	—	—	4,233	(60)
Small Business Administration	725	—	4	—	729	—
Fannie Mae	10,624	(222)	—	—	10,624	(222)
Freddie Mac	4,636	(13)	—	—	4,636	(13)
Government National Mortgage Assoc.	1,913	(39)	2,235	(50)	4,148	(89)
Collateralized mortgage obligations	335	(3)	—	—	335	(3)
Private placement mortgage obligation	1,375	(42)	—	—	1,375	(42)
Total securities available-for-sale in an unrealized loss position	$59,127	$(2,700)	$12,271	$(1,856)	$71,398	$(4,556)
Held-to-maturity
U.S. Agencies	$36,271	$(706)	$4,153	$(55)	$40,424	$(761)
State and municipal	16,895	(259)	—	—	16,895	(259)
Small Business Administration	9,738	(100)	—	—	9,738	(100)
Fannie Mae	23,041	(828)	—	—	23,041	(828)
Freddie Mac	15,534	(187)	—	—	15,534	(187)
Government National Mortgage Assoc.	8,401	(223)	—	—	8,401	(223)
Total securities held-to-maturity in an unrecognized loss position	$109,880	$(2,303)	$4,153	$(55)	$114,033	$(2,358)

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

As of June 30, 2014, the Company’s security portfolio consisted of 368 securities, 76 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At June 30, 2014, of the 51 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, twenty-five were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at June 30, 2014 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Corporate Debt, Agency Asset Backed and Municipal Securities

At June 30, 2014, of the 25 corporate debt, agency asset backed and municipal securities in an unrealized loss position, sixteen were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the sixteen securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.32%.  The unrealized loss was $1,041,000 and $1,116,000 at June 30, 2014 and December 31, 2013, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other fifteen securities in a continuous unrealized loss position were finance sector corporate debt securities all rated above investment grade at June 30, 2014, that have maturities ranging from 2020 to 2040.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Trust Preferred Securities

The Company has $1.0 million invested in two trust preferred securities which had unrealized gains of $1.9 million as of June 30, 2014. The Company had $1.0 million invested in two trust preferred securities as of December 31, 2013 which had unrealized gains of $1.5 million. The Company in prior years had taken OTTI on these two trust preferred securities and therefore continue to monitor the securities on a quarterly basis.

Payments received on these trust preferred securities totaling $147,000 and $300,000 for the six months ended June 30, 2014 and 2013 respectively, were applied to principal. The Company realized $158,000 and $192,000 of interest income on these securities for the six months ended June 30, 2014 and 2013 respectively.  The interest income realized was based on estimated cash flows. Both of the trust preferred securities are pooled issuances. The two trust preferred securities were considered accruing as of June 30, 2014. Prior to December 2013, the company had owned nine trust preferred securities of which seven were sold/liquidated during the year resulting in a net gain of $92,000 on the sales. Six of the securities were considered nonaccrual during 2013.

Subsequent to June 30, 2014, the two trust preferred securities were sold for $2,951,000 which was the fair value as of June 30, 2014.

The table below presents a roll-forward of the credit losses recognized in earnings for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	(In thousands)
Beginning balance	$5,348	$5,879
Reductions for previous credit losses realized on securities sold during the year	—	(208)
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(158)	(252)
Ending balance	$5,190	$5,419

Note D — Loans Receivable

The components of loans receivable at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial loans	$53,330	$50,877
Commercial real estate	90,772	90,251
Consumer loans	32,836	28,831
Home equity	51,516	49,424
Residential mortgages	117,696	118,402
	346,150	337,785
Deferred fees	1,074	965
Allowance for loan losses	(3,273)	(3,110)
Net loans	$343,951	$335,640

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  commercial loans, commercial real estate loans, consumer loans, home equity loans and residential mortgages.

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$954	$993	$264	$302	$678	$3,191
Charge-offs	—	—	(16)	—	(11)	(27)
Recoveries	—	1	7	—	1	9
Provision for loan losses	232	(1)	49	(15)	(165)	100
Ending balance	$1,186	$993	$304	$287	$503	$3,273

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(41)	—	(11)	(52)
Recoveries	—	2	11	—	2	15
Provision for loan losses	315	(9)	73	(13)	(166)	200
Ending balance	$1,186	$993	$304	$287	$503	$3,273

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$910	$875	$223	$258	$595	$2,861
Charge-offs	—	—	(26)	—	(18)	(44)
Recoveries	—	—	24	1	—	25
Provision for loan losses	85	9	(1)	(31)	38	100
Ending balance	$995	$884	$220	$228	$615	$2,942

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$833	$857	$232	$282	$572	$2,776
Charge-offs	—	—	(76)	(2)	(18)	(96)
Recoveries	—	—	61	1	—	62
Provision for loan losses	162	27	3	(53)	61	200
Ending balance	$995	$884	$220	$228	$615	$2,942

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

June 30, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$64	$22	$—	$—	$—	$86
Collectively evaluated for impairment	1,122	971	304	287	503	3,187
Total	$1,186	$993	$304	$287	$503	$3,273
Loans:
Individually evaluated for impairment	$877	$483	$—	$—	$—	$1,360
Collectively evaluated for impairment	52,453	90,289	32,836	51,516	117,696	344,790
Total	$53,330	$90,772	$32,836	$51,516	$117,696	$346,150

December 31, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$58	$24	$—	$—	$—	$82
Collectively evaluated for impairment	813	976	261	300	678	3,028
Total	$871	$1,000	$261	$300	$678	$3,110
Loans:
Individually evaluated for impairment	$925	$504	$—	$—	$—	$1,429
Collectively evaluated for impairment	49,952	89,747	28,831	49,424	118,402	336,356
Total	$50,877	$90,251	$28,831	$49,424	$118,402	$337,785

The following table presents information related to loans individually evaluated for impairment by segment of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	877	877	64	925	925	58
Commercial real estate	483	483	22	504	504	24
Total	$1,360	$1,360	$86	$1,429	$1,429	$82

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
With an allowance recorded
Commercial loans	996	1,268	998	1,317
Commercial real estate	487	531	492	536
Total	$1,483	$1,799	$1,490	$1,853

At June 30, 2014, impaired commercial real estate loans are represented by three loans.  At June 30, 2014, impaired commercial loans are represented by nine loans. Seven of the commercial loans were considered troubled debt restructurings and totaled $839,000 as of June 30, 2014. The remaining two commercial loans and three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $23,000 and $44,000 was recognized for the three months and six months ended June 30, 2014, respectively.  Cash basis interest income of $25,000 and $50,000 was recognized for the three months and six months ended June 30, 2013, respectively.

At June 30, 2013, impaired commercial real estate loans are represented by three loans. At June 30, 2013, impaired commercial loans are represented by nine loans. Six of the commercial loans were considered trouble debt restructurings and totaled $1.1 million as of June 30, 2013. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. The remaining three commercial loans totaling $205,100 represented one relationship that was considered impaired.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$44	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	212	—
Residential mortgages	267	—
Total	$523	$—

	December 31, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$49	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	262	—
Residential mortgages	218	—
Total	$529	$—

The following represents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans.

	June 30, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,330	$—	$201	$—	$201	$53,129
Commercial real estate	90,772	—	99	—	99	90,673
Consumer loans	32,836	126	—	—	126	32,710
Home equity	51,516	—	—	212	212	51,304
Residential mortgages	117,696	122	—	186	308	117,388
Total	$346,150	$248	$300	$398	$946	$345,204

	December 31, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$50,877	$—	$—	$—	$—	$50,877
Commercial real estate	90,251	—	—	—	—	90,251
Consumer loans	28,831	125	—	—	125	28,706
Home equity	49,424	67	—	262	329	49,095
Residential mortgages	118,402	95	—	218	313	118,089
Total	$337,785	$287	$—	$480	$767	$337,018

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of June 30, 2014 and December 31, 2013 by class of loans:

	June 30, 2014			December 31, 2013
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands)

Commercial loans	7	$839	$58	6	$926	$59
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	7	$839	$58	6	$926	$59

There was one new troubled debt restructuring recorded during the three months ended June 30, 2014. There were two new troubled debt restructurings recorded during the three months ended June 30, 2013. The Company has not committed to lend additional amounts as of June 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. During 2013, an additional line of credit of $300,000 was granted to a customer with an outstanding loan classified as a troubled debt resturcturing. This line is partially guaranteed by the Small Business Administration and did not have any disbursements until 2014. As of June 30, 2014, $11,000 was outstanding on this loan and is considered impaired based on the relationship.

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

Each of the commercial loans represented a line of credit which was not paid in full at the time of maturity. The loans maturity dates were extended ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The seven loans considered troubled debt restructurings as of June 30, 2014 represented five commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $45,000 and $49,000 as of June 30, 2014 and December 31, 2013, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three months and six months ended June 30, 2014 and 2013. All of the troubled debt restructurings were considered impaired as of June 30, 2014 and December 31, 2013. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	June 30, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$13,274	$36,095	$388	$3,573	$—
Commercial real estate	13,563	75,614	412	1,183	—
Total	$26,837	$111,709	$800	$4,756	$—

	December 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$14,937	$33,927	$418	$1,546	$49
Commercial real estate	14,827	74,148	427	849	—
Total	$29,764	$108,075	$845	$2,395	$49

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months and six months ended June 30, 2014 and 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary Bailey & Haskell Associates, Inc. The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc, which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended June 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,023	$—	$—	$5,023
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,923	—	—	4,923
Investment gains, net	40	—	—	40
Commissions and fees on sales of non-banking products	511	5,215	729	6,455
Non-interest income	1,819	—	—	1,819
Non-interest expenses	5,607	4,406	880	10,893
Depreciation and amortization	324	76	7	407
Income (loss) before income taxes	1,362	733	(158)	1,937
Income tax expense (benefit)	237	322	(51)	508
Net income (loss)	$1,125	$411	$(107)	$1,429
Total Assets	$753,357	$29,369	$4,919	$787,645

	Three Months Ended June 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,898	$—	$—	$4,898
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,798	—	—	4,798
Investment gains, net	568	—	—	568
Commissions and fees on sales of non-banking products	477	4,917	604	5,998
Non-interest income	1,246	—	—	1,246
Non-interest expenses	5,145	4,249	690	10,084
Depreciation and amortization	387	90	9	486
Income (loss) before income taxes	1,557	578	(95)	2,040
Income tax expense (benefit)	347	237	(36)	548
Net income (loss)	$1,210	$341	$(59)	$1,492
Total Assets	$675,635	$29,250	$2,108	$706,993

	Six Months Ended June 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$9,808	$—	$—	$9,808
Provision for loan losses	200	—	—	200
Net interest income after provision for loan losses	9,608	—	—	9,608
Investment gains, net	896	—	—	896
Commissions and fees on sales of non banking products	1,025	10,884	1,482	13,391
Non-interest income	2,943	—	—	2,943
Non-interest expenses	10,725	8,870	1,792	21,387
Depreciation and amortization	687	149	14	850
Income (loss) before income taxes	3,060	1,865	(324)	4,601
Income tax expense (benefit)	518	819	(109)	1,228
Net income (loss)	$2,542	$1,046	$(215)	$3,373
Total Assets	$753,357	$29,369	$4,919	$787,645

	Six Months Ended June 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$9,735	$—	$—	$9,735
Provision for loan losses	200	—	—	200
Net interest income after provision for loan losses	9,535	—	—	9,535
Investment gains, net	1,391	—	—	1,391
Commissions and fees on sales of non banking products	925	9,916	1,127	11,968
Non-interest income	2,498	—	—	2,498
Non-interest expenses	10,100	8,307	1,375	19,782
Depreciation and amortization	778	181	17	976
Income (loss) before income taxes	3,471	1,428	(265)	4,634
Income tax expense (benefit)	713	584	(105)	1,192
Net income (loss)	$2,758	$844	$(160)	$3,442
Total Assets	$675,635	$29,250	$2,108	$706,993

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of June 30:

	2014	2013
	(In thousands)
Total assets for reportable segments	$787,645	$706,993
Elimination of intercompany cash balances	(9,807)	(8,520)
Consolidated Total	$777,838	$698,473

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,886	$1,124	$4,762	$—
Available-for-sale securities
U.S. Agencies	24,621	—	24,621	—
Corporate	30,781	—	30,781	—
Agency asset backed securities	9,112	—	9,112	—
Trust preferred securities	2,951	—	2,951	—
State and municipal	33,380	—	33,280	100
Small Business Administration	7,154	—	7,154	—
Residential mortgage-backed securities	58,010	—	58,010	—
Private placement mortgage obligation	1,450	—	1,450	—
Total	$173,345	$1,124	$172,121	$100

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,063	$1,086	$3,977	$—
Available-for-sale securities
U.S. Agencies	17,735	—	17,735	—
Corporate	28,790	—	28,790	—
Agency asset backed securities	5,402	—	5,402	—
Trust preferred securities	2,518	—	2,518	—
State and municipal	33,308	—	33,207	101
Small Business Administration	3,359	—	3,359	—
Residential mortgage-backed securities	37,404	—	37,404	—
Collateralized mortgage obligations	1,179	—	1,179	—
Private placement mortgage obligation	1,374	—	1,374	—
Total	$136,132	$1,086	$134,945	$101

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 or 2013.

 The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2014	$100	$100

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trust Preferred Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Pay downs on securities	—	—	—
Sales and maturities	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	125	—	125
Gain on sale of securities	208	—	208
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(33)	—	(33)
Pay downs on securities	—	(94)	(94)
Sale of securities	(889)	—	(889)
Included in other comprehensive income	155	(68)	87
Ending balance June 30, 2013	$4,919	$2,221	$7,140

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of June 30, 2014 or December 31, 2013.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
Interest income	$—	$—	$—	$—
Change in fair value	13	305	823	1,124
Total change in fair value	$13	$305	$823	$1,124

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$43,146	$43,146	$—	$—	$43,146
Trading securities	5,886	1,124	4,762	—	5,886
Investment securities, available-for-sale	167,459	—	167,359	100	167,459
Investment securities, held-to-maturity	132,107	—	131,053	3,442	134,495
Loans held for sale	—	—	—	—	—
Loans receivable, net	343,951	—	—	354,942	354,942
Federal Home Loan Bank stock	1,602	N/A	N/A	N/A	N/A
Accrued interest receivable	2,195	—	1,214	981	2,195
Financial liabilities:	0
Deposits	$671,206	$527,592	$145,009	$—	$672,601
Borrowings	1,000	—	1,005	—	1,005
Accrued interest payable	11	4	7	—	11

December 31, 2013	Carrying Value		Fair Value Measurement Using
			Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,183		$42,183	$—	$—	$42,183
Trading securities	5,063		1,086	3,977	—	5,063
Investment securities, available-for-sale	131,069		—	130,968	101	131,069
Investment securities, held-to-maturity	136,937		—	131,700	3,768	135,468
Loans held for sale	61		—	62	—	62
Loans receivable, net	335,640		—	—	346,634	346,634
Federal Home Loan Bank stock	1,588		N/A	N/A	N/A	N/A
Accrued interest receivable	2,222		—	1,245	977	2,222
Financial liabilities:
Deposits	$637,250		$495,345	$143,638	$—	$638,983
Borrowings	1,000		—	1,027	—	1,027
Accrued interest payable	11	11	4	7	—	11

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $152,304 and $149,411 for the three months ended June 30, 2014 and 2013, respectively.  Total compensation cost for the plan was $286,164 and $297,303 for the six months ended June 30, 2014 and 2013, respectively. The total income tax benefit was $58,637 and $110,173 for the three months and six months ended June 30, 2014, respectively. The total income tax benefit as $57,523 and $114,462 for the three months and six months ended June 30, 2013, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. All options granted expire by July 2022 and options vest and become exercisable ratably over a one to five year period. There were 25,750 shares available for future grants under the plan described above as of June 30, 2014. Compensation recorded in conjunction with the option awards was $14,695 and $23,832 for the three months and six months ended June 30, 2014, respectively. Compensation recorded in conjunction with the option awards was $9,702 and $19,306 for the three months and six months ended June 30, 2013, respectively.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2014	2013
Risk-free interest rate	1.50%	N/A
Expected term	3.12 years	N/A
Expected stock price volatility	22.85%	N/A
Dividend yield	4.66%	N/A

A summary of activity in the stock option plan for 2014 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	192,215	$10.34	8.560	$450,300
Granted	6,000	$12.43	—	—
Exercised	(5,500)	$10.30	—	$10,835
Forfeited or expired	(8,000)	$10.30	—	$17,040
Outstanding at June 30, 2014	184,715	$10.41	8.229	$375,945
Fully vested and expected to vest	150,000	$10.40	8.318	$306,720
Exercisable as of June 30, 2014	34,715	$10.53	7.841	$69,225

Information related to the stock option plan was as follows:

	2014	2013
Intrinsic value of options exercised	$10,835	$—
Cash received from option exercises	56,650	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	1.3039	—

As of June 30, 2014, there was $116,015 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 3.07 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30 for shares awarded in July 2012 and $12.43 for shares awarded in June 2014.  RRP shares vest ratably over the five year vesting period on the anniversary date for shares awarded in July 2012 and over the four year vesting period on the anniversary date for those shares awarded in June 2014.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at June 30, 2014 and 130,000 shares have been issued.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	104,000	$10.30
Granted	8,000	$12.43
Vested	—	—
Forfeited	(8,000)	$10.30
Nonvested at June 30, 2014	104,000	$10.46

As of June 30, 2014, there was $845,725 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.07 years. Compensation expense recorded in conjunction with the RRP awards was $73,183 and $134,180 for the three months and six months ended June 30, 2014, respectively. Compensation recorded in conjunction with the RRP awards was $66,517 and $132,386 for the three months and six months ended June 30, 2013, respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of June 30, 2014, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance sets.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at June 30, 2014 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	85,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	(10,000)	$10.30
Nonvested at June 30, 2014	75,000	$10.30

As of June 30, 2014, there was $130,274 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 0.5 years. Compensation expense recorded in conjunction with the performance awards totaled $64,426 and $128,152 for the three months and six months ended June 30, 2014 respectively. Compensation expense recorded in conjunction with the performance awards totaled $73,192 and $145,611 for the three months and six months ended June 30, 2013 respectively.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months and six months ended:

	For the Three Months Ended June 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,260	$(504)	$756
Reclassification adjustment for gains included in net income (1)	(27)	11	(16)
Net unrealized gains on available-for-sale securities	1,233	(493)	740

Amortization of unrealized gains on transfer of securities to held-to-maturity	132	(53)	79
Net unrealized gains	132	(53)	79

Net pension gain (loss) arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive income	$1,365	$(546)	$819

	For the Six Months Ending June 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$2,999	$(1,200)	$1,799
Reclassification adjustment for gains included in net income (1)	(73)	30	(43)
Net unrealized gains on available-for-sale securities	2,926	(1,170)	1,756

Amortization of unrealized gains on transfer of securities to held-to-maturity	274	(110)	164
Net unrealized gains	274	(110)	164

Net pension gain (loss) arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$3,224	$(1,290)	$1,934

	For the Three Months Ended June 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(5,719)	$2,288	$(3,431)
Reclassification adjustment for gains included in net income (1)	(263)	105	(158)
Net unrealized losses on available-for-sale securities	(5,982)	2,393	(3,589)

Net pension gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18
Other comprehensive loss	$(5,952)	$2,381	$(3,571)

	For the Six Months Ending June 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(6,527)	$2,610	$(3,917)
Reclassification adjustment for gains included in net income (1)	(267)	107	(160)
Net unrealized gains on available-for-sale securities	(6,794)	2,717	(4,077)

Net pension gain (loss) arising during period (2)	61	(24)	37
Net unrecognized post retirement benefit obligation	61	(24)	37
Other comprehensive loss	$(6,733)	$2,693	$(4,040)
___________________________________
(1) Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net gains (losses) on sales of securities on the consolidated statement of operations.
(2) Net gain (loss) arising during period which is comprised of net gain (loss) and amortization of prior gain (loss) is reported in compensation and benefits on the consolidated statements of operations.

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2014 and 2013:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	1,799	164	14	1,977
Amounts reclassified from AOCI	(43)	—	—	(43)
Other comprehensive income	1,756	164	14	1,934
Balance at June 30, 2014	$749	$(2,415)	$(1,542)	$(3,208)

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive (loss) income, during the period, net of adjustments	(3,917)	37	(3,880)
Amounts reclassified from AOCI	(160)	—	(160)
Other comprehensive (loss) income	(4,077)	37	(4,040)
Balance at June 30, 2013	$(1,131)	$(1,998)	$(3,129)

Note I — Accounting Pronouncements

In June 2014, the FASB amended existing guidance and created a new Topic 606, Revenue from Contracts with Customers which supercedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: 1) identify the contract with the customer; 2) identify the performance obligation in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as each performance obligation is satisfied. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies can transition to the requirement of this guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which is January 1, 2017 for the Company. The impact of this guidance on the Company's operating results or financial condition is not known at this time.

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

RECENT DEVELOPMENTS

The Company announced on June 25, 2014, a quarterly cash dividend of $0.12 per share, which was paid on July 22, 2014 to its shareholders of record on July 8, 2014.

In June 2014, the Board of Directors approved the termination of the Oneida Savings Bank defined benefit plan with a proposed termination date of August 15, 2014.

On April 10, 2014, Oneida Wealth Management, Inc., a wholly owned subsidiary of Oneida Savings Bank, received regulatory approval from Financial Industry Regulatory Authority ("FINRA") to commence business operations as a broker dealer. It is anticipated that current customers of Oneida Wealth Management, Inc., who were previously cleared through an unaffiliated brokerage firm, will be transitioned to the new broker dealer during the third and fourth quarter of 2014.

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

FINANCIAL CONDITION

ASSETS.  Total assets at June 30, 2014 were $777.8 million, an increase of $35.3 million, or 4.8%, from $742.5 million at December 31, 2013. The increase in total assets was primarily attributable to an increase in investment and mortgage-backed securities and loans receivable.

Trading securities increased $823,000, or 16.3%, to $5.9 million at June 30, 2014 as compared with $5.1 million at December 31, 2013. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities was due to an increase in fair value during the first six months of 2014 that was reflected through the income statement.

Mortgage-backed securities increased $15.7 million, or 15.9%, to $114.7 million at June 30, 2014 as compared with $99.0 million at December 31, 2013.  Investment securities increased $15.9 million, or 9.4%, to $184.9 million at June 30, 2014 as compared to $169.0 million at December 31, 2013. The increase in investment and mortgage-backed securities was primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activities.

Loans receivable, including loans held for sale, increased $8.3 million, or 2.5%, to $344.0 million at June 30, 2014 as compared with $335.7 million at December 31, 2013.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first six months of 2014 totaled $45.5 million as compared to total loan originations during the six months ended June 30, 2013 of $49.4 million. We sold $3.4 million in fixed rate residential loans with terms exceeding 15 years during the six months ended June 30, 2014 compared to $6.2 million during the same period in 2013.

LIABILITIES.  Total liabilities increased by $31.3 million, or 4.8%, to $683.1 million at June 30, 2014 from $651.8 million at December 31, 2013.  The increase was the result of an increase in deposits of $34.0 million partially offset by a decrease in other liabilities of $2.7 million.

Deposit accounts increased $34.0 million, or 5.3%, to $671.2 million at June 30, 2014 from $637.2 million at December 31, 2013.  Interest-bearing deposit accounts increased by $33.6 million, or 6.1%, to $585.2 million at June 30, 2014 from $551.6 million at December 31, 2013.  Non-interest bearing deposit accounts increased $345,000, or 0.4%, to $86.0 million at June 30, 2014 from $85.6 million at December 31, 2013.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $5.7 million, or 1.2%, to $497.5 million at June 30, 2014 from $491.8 million at December 31, 2013.  Municipal deposits increased $28.3 million, or 19.5%, to $173.7 million at June 30, 2014 from $145.4 million at December 31, 2013.  The Bank believes the increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

Borrowings remained constant at $1.0 million at June 30, 2014 and December 31, 2013. At June 30, 2014 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $2.7 million, or 19.9%, to $10.9 million at June 30, 2014 from $13.6 million at December 31, 2013. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at June 30, 2014 from December 31, 2013.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at June 30, 2014 was $94.7 million, an increase of $4.1 million, or 4.5%, from $90.6 million at December 31, 2013.  The increase in stockholders’ equity was a result of an increase in accumulated other comprehensive income of $1.9 million at June 30, 2014 as a result of an increase in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates as well as net income of $3.4 million for the six months ended June 30, 2014. Offsetting these increases in stockholders' equity was a decrease as a result of the payment of quarterly dividends during the first six months of 2014 totaling $0.24 per share.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended June 30,						Twelve Months Ended Dec. 31,
	2014			2013			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$343,618	$3,693	4.30%	$322,570	$3,754	4.66%	$327,131	$15,132	4.63%
Investment and mortgage-backed securities	296,874	1,988	2.68%	262,830	1,772	2.70%	261,203	7,085	2.71%
Federal funds	37,840	6	0.06%	20,836	6	0.12%	19,701	18	0.09%
Equity securities	5,873	24	1.63%	3,957	22	2.22%	4,442	168	3.78%
Total interest-earning assets	684,205	5,711	3.34%	610,193	5,554	3.64%	612,477	22,403	3.66%
Non interest-earning Assets:
Cash and due from banks	15,435			10,795			11,823
Other assets	89,134			85,711			85,196
Total assets	$788,774			$706,699			$709,496
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$233,467	$216	0.37%	$179,994	$156	0.35%	$177,773	$609	0.34%
Savings accounts	137,468	92	0.27%	126,126	85	0.27%	127,057	338	0.27%
Interest-bearing checking	77,625	15	0.08%	74,723	15	0.08%	74,831	59	0.08%
Time deposits	143,358	349	0.98%	141,921	380	1.07%	141,322	1,497	1.06%
Borrowings	1,000	13	5.21%	1,810	14	3.10%	3,886	77	1.98%
Notes payable	338	3	3.56%	835	6	2.88%	772	23	2.98%
Total interest-bearing liabilities	593,256	688	0.47%	525,409	656	0.50%	525,641	2,603	0.50%
Non-interest-bearing Liabilities:
Demand deposits	83,972			75,439			78,027
Other liabilities	17,764			11,556			13,384
Total liabilities	$694,992			$612,404			$617,052
Stockholders’ equity	93,782			94,295			92,444
Total liabilities and stockholders’ equity	$788,774			$706,699			$709,496
Net interest income		$5,023			$4,898			$19,800
Net interest spread			2.87%			3.14%			3.16%
Net earning assets	$90,949			$84,784			$86,836
Net yield on average interest-earning assets		2.94%			3.21%			3.23%
Average interest-earning assets to average interest-bearing liabilities		115.33%			116.14%			116.52%

	Six Months Ended June 30,						Twelve Months Ended Dec. 31,
	2014			2013			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$340,367	$7,350	4.32%	$319,149	$7,481	4.69%	$327,131	$15,132	4.63%
Investment and mortgage-backed securities	286,941	3,738	2.61%	256,274	3,495	2.73%	261,203	7,085	2.71%
Federal funds	37,063	12	0.06%	18,450	10	0.11%	19,701	18	0.09%
Equity securities	5,473	48	1.75%	4,565	46	2.02%	4,442	168	3.78%
Total interest-earning assets	669,844	11,148	3.33%	598,438	11,032	3.69%	612,477	22,403	3.66%
Non interest-earning Assets:
Cash and due from banks	15,740			11,195			11,823
Other assets	88,420			85,678			85,196
Total assets	$774,004			$695,311			$709,496
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$221,541	$400	0.36%	$174,886	$298	0.34%	$177,773	$609	0.34%
Savings accounts	136,565	176	0.26%	122,663	161	0.26%	127,057	338	0.27%
Interest-bearing checking	78,296	31	0.08%	74,896	29	0.08%	74,831	59	0.08%
Time deposits	142,417	700	0.99%	140,272	753	1.08%	141,322	1,497	1.06%
Borrowings	1,000	26	5.24%	2,320	42	3.65%	3,886	77	1.98%
Notes payable	401	7	3.52%	896	14	3.15%	772	23	2.98%
Total interest-bearing liabilities	580,220	1,340	0.47%	515,933	1,297	0.51%	525,641	2,603	0.50%
Non-interest-bearing Liabilities:
Demand deposits	82,219			74,287			78,027
Other liabilities	18,967			11,085			13,384
Total liabilities	$681,406			$601,305			$617,052
Stockholders’ equity	92,598			94,006			92,444
Total liabilities and stockholders’ equity	$774,004			$695,311			$709,496
Net interest income		$9,808			$9,735			$19,800
Net interest spread			2.86%			3.18%			3.16%
Net interest earning assets	$89,624			$82,505			$86,836
Net yield on average interest-earning assets		2.93%			3.25%			3.23%
Average interest-earning assets to average interest-bearing liabilities		115.45%			115.99%			116.52%

RESULTS OF OPERATIONS

General.  Net income for the three months ended June 30, 2014 was $1.4 million compared to $1.5 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, diluted net income per share was $0.20 as compared with diluted net income per share of $0.21 for the three months ended June 30, 2013.  Net income for the six months ended June 30, 2014 was $3.4 million compared to $3.4 million for the six months ended June 30, 2013. The slight decrease in net income for both the three month and six month periods is primarily the result of a decrease in net investment gains and an increase in non-interest expenses, partially offset by an increase in net interest income and an increase in non-interest income.

Interest and Dividend Income.  Interest and dividend income increased by $157,000, or 2.8%, to $5.7 million for the three months ended June 30, 2014 from $5.6 million for the three months ended June 30, 2013.  Interest and fees on loans decreased by $61,000 for the three months ended June 30, 2014 as compared with the same period in 2013.  Interest and dividend income on mortgage-backed and investment securities increased $218,000 to $2.0 million for the three months ended June 30, 2014 from $1.8 million for the three months ended June 30, 2013.  Interest income earned on federal funds sold remained consistent at $6,000 for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

For the six months ended June 30, 2014, interest and dividend income increased $116,000, or 1.1%, to $11.1 million from $11.0 million for the six months ended June 30, 2013. Interest and fees on loans decreased by $131,000 for the six months ended June 30, 2014 compared with the same period in 2013. Interest and dividend income on mortgage-backed and investment securities increased $245,000 for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

For the three months ended June 30, 2014, the decrease in income on loans resulted from a decrease of 36 basis points in the average yield on loans to 4.30% from 4.66% partially offset by an increase of $21.0 million in the average balance of loans to $343.6 million in the second quarter of 2014 from $322.6 million in the second quarter of 2013. At June 30, 2014, net loans receivable were $344.0 million as compared with $324.7 million at June 30, 2013, reflecting an increase of 5.9%. For the six months ended June 30, 2014, the decrease in loan interest income resulted from a decrease of 37 basis points in the average yield on loans to 4.32% from 4.69% partially offset by an increase of $21.3 million in the average balance of loans to $340.4 million from $319.1 million for the six months ended June 30, 2013. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $34.1 million in the average balance of investment and mortgage-backed securities to $296.9 million in the second quarter of 2014 from $262.8 million in the second quarter of 2013 partially offset by a decrease of 2 basis points in the average yield earned to 2.68% from 2.70%. For the six months ended June 30, 2014, interest on investment and mortgage-backed securities increased $243,000 as compared with the same period in 2013 due to an increase in the average balance of $30.6 million partially offset by a decrease in average yield of 12 basis points. The decrease in the average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activity.

Interest income on federal funds sold remained consistent as a result of an increase in the average balance of federal funds sold to $37.8 million during the second quarter of 2014 as compared with $20.8 million during the second quarter of 2013 offset by a decrease in average yield of 6 basis points. For the six months ended June 30, 2014, interest income on federal funds sold increased $2,000 due to an increase in the average balance of $18.7 million partially offset by a decrease in the average yield of 5 basis points.

Income from equity securities increased due to an increase in the average balance to $5.9 million for the three months ended June 30, 2014 from $4.0 million for the three months ended June 30, 2013 partially offset by a decrease in the average yield of 59 basis points. For the six months ended June 30, 2014, interest income on equity securities increased $2,000 as compared with the same period in 2013 due to an increase in the average balance of $908,000 partially offset by a decrease in the average yield of 27 basis points.

Interest Expense.  Interest expense increased $32,000, or 4.9%, to $688,000 for the three months ended June 30, 2014 from $656,000 for the three months ended June 30, 2013.  The increase in interest expense was primarily due to an increase in interest paid on deposit accounts during the second quarter of 2014 of $36,000, increasing to $672,000 from $636,000 during the second quarter of 2013.  Offsetting the increase in interest expense was a decrease in borrowing expense which decreased to $13,000 for the three months ended June 30, 2014 compared with $14,000 for the three months ended June 30, 2013.  Interest expense increased $43,000, or 3.3%, to $1.3 million for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013.

The increase in interest expense paid on deposits was primarily due to an increase in the average balance of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $67.8 million, or 17.8%, to $448.6 million at an average cost of 0.29% during the second quarter of 2014 from $380.8 million at an average cost of 0.27% during the second quarter of 2013.  During the same period the average balance of time deposits increased $1.5 million, or 1.1%, to $143.4 million in the second quarter of 2014 from $141.9 million during the second quarter of 2013 and the average rate paid on time deposits decreased 9 basis points. For the six months ended June 30, 2014, the average costs of deposits was 0.46% as compared with 0.49% for the six month period in 2013. In addition, the average balance of deposits increased $66.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. Total deposits increased $77.5 million from June 30, 2013, representing an increase in retail deposits of

$14.9 million and an increase of $62.6 million in municipal deposits. The increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

The decrease in borrowing expense for the second quarter 2014 as compared to the second quarter 2013 was due to a decrease in the average balance of borrowings outstanding in the June 30, 2014 period to $1.0 million as compared with $1.8 million during the June 30, 2013 period partially offset by a 211 basis point increase in the average rate paid on borrowed funds. For the six months ended June 30, 2014, interest expense on borrowings decreased $16,000 due to a decrease in the average outstanding balance of borrowings to $1.0 million as compared to $2.3 million for the six month period 2013. The decrease in the average balance of borrowings reflects our decision not to renew the FHLB advances that matured during the first quarter of 2013.

Provision for Loan Losses.  The total provision for loan losses was $100,000 for both the three months ended June 30, 2014 and 2013. The total provision for loan losses was $200,000 for both the six months ended June 30, 2014 and 2013. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the second quarter 2014 reflects the increase in the loan portfolio during the year notwithstanding the improvement in asset quality. In addition, other qualitative factors such as changes in the nature, volume and terms of loans have resulted in the increase in the allowance for loan loss reserve as a percentage of loans receivable compared to the prior year. Loans individually evaluated for impairment totaled $1.4 million at June 30, 2014 and had an allocated allowance for loan loss reserve of $86,000. Nonperforming loans totaled $523,000 or 0.15% of total loans at June 30, 2014 compared with $768,000 or 0.23% of total loans at June 30, 2013.   Net charge-off activity for the six months ended June 30, 2014 was $37,000 as compared with $34,000 in net charge-offs during the six months ended June 30, 2013. The balance of the allowance for loan losses was $3.3 million or 0.95% of loans receivable at June 30, 2014 compared with $2.9 million or 0.91% of loans receivable at June 30, 2013.

Investment Gains (losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended June 30, 2014 the market value of our trading securities increased $13,000 as compared with an increase of $305,000 in the 2013 period. For the six months ended June 30, 2014, the market value of our trading securities increased $823,000 as compared with an increase of $1.1 million for the same period in 2013.

During the second quarter of 2014 the Company realized $27,000 of investment gains. This compares with realized gains of $263,000 during the three months ended June 30, 2013. For the six months ended June 30, 2014, realized investment gains totaled $73,000 as compared with realized gains of $267,000 for the same period in 2013.  During the second quarter of 2013, a trust preferred security was sold resulting in an investment gain of $208,000 representing a recapture of impairment charges recognized in prior periods relating to that specific investment.

Non-Interest Income.  Non-interest income increased by $1.1 million, or 14.2%, to $8.3 million for the three months ended June 30, 2014 from $7.2 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, non-interest income increased by $1.8 million, or 12.4%, to $16.3 million from $14.5 million for the six months ended June 30, 2013.

Revenue derived from commissions and fees on sales of non-banking products increased $457,000, or 7.6%, to $6.5 million during the three months ended June 30, 2014 as compared with $6.0 million during the three months ended June 30, 2013. Revenue derived from non-banking subsidiaries increased $1.4 million, or 11.7%, to $13.4 million for the six months ended June 30, 2014 as compared with $12.0 million for the six months ended June 30, 2013. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees remained consistent at $704,000 for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014, deposit account service fees increased $11,000 as compared with the same period in 2013.

Excluding deposit account service fees, other operating income increased $573,000, or 105.7% to $1.1 million for the three months ended June 30, 2014 as compared to $542,000 during the three months ended June 30, 2013. For the six months ended June 30, 2014, other operating income, excluding deposit account service fees, increased $434,000, or 38.9%, to $1.5 million as compared to $1.1 million for the same period in 2013. The increase for both the three months and six months from the prior year was primarily the result of the settlement of a policy in the amount of $1.4 million and an increase in the income from bank-owned life insurance.

The increases in non-interest income were partially offset by a decrease in loan sale and servicing income, which totaled $248,000 for the six months ended June 30, 2014 as compared with $391,000 for the six months ended June 30, 2013. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased during 2014 as compared with the 2013 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $730,000 or 6.9%, to $11.3 million for the three months ended June 30, 2014 from $10.6 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, non-interest expense increased $1.4 million, or 6.7%, to $22.2 million as compared with $20.8 million for the same period in 2013. The increase in non-interest expense was primarily due to an increase in compensation and employee benefits combined with operating expenses associated with the increase in sales of insurance and other non-banking products through our subsidiaries. The increase in non-interest expense was also the result of organizational expenses incurred in the first and second quarter of 2014 for the creation of a broker-dealer subsidiary which received FINRA approval in April 2014.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended June 30, 2014 was $7.3 million, an increase of $532,000, or 7.8%, from the second quarter of 2013. Compensation expense for the six months ended June 30, 2014 was $14.5 million, an increase of $1.1 million, or 8.2%, as compared with compensation expense of $13.4 million for the same period in 2013. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense decreased $8,000, or 0.6%, to $1.3 million for the three months ended June 30, 2014 as compared to $1.3 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, building and occupancy expense increased $107,000, or 4.1%, to $2.7 million as compared with $2.6 million for the same period in 2013.

Other operating expenses increased $206,000, or 8.4%, to $2.6 million for the three months ended June 30, 2014 as compared to $2.4 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, other operating expenses increased $286,000, or 6.1%, to $5.0 million as compared to $4.7 million for the same period in 2013. The increase in other operating expenses was primarily the result of organizational expenses incurred during the first and second quarter of 2014 for the creation of a broker-dealer subsidiary.

Provision for Income Taxes.  Provision for income taxes was $508,000 for the three months ended June 30, 2014, a decrease of $40,000 from the second quarter 2013 income tax provision of $548,000.  For the six months ended June 30, 2014, the provision for income taxes was $1.2 million, an increase of $36,000 from $1.2 million for the same period in 2013. The effective tax rate was 26.7% during the first six months of 2014 as compared with an effective tax rate of 25.7% for the same time period in 2013. The change in the effective tax rates for the specified periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year. Governor Cuomo signed a comprehensive tax reform package on March 31, 2014. Most of the new provisions are effective for 2015 which included apportionment and rate reductions. Since the law was enacted on March 31st, the projected post-2014 impact of the apportionment and rate reductions were required to be applied to our deferred tax inventory during the first quarter of 2014. The changes did not result in a material change to our income tax provision for the six months ended June 30, 2014. However, there are still pending legislative developments that will need to be addressed during 2014 and the impact of these is uncertain at this time.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2014, loan originations totaled $24.5 million compared to $26.6 million during the second quarter of 2013. The purchases of securities available-for-sale totaled $19.5 million during the second quarter of 2014 as compared to $27.4 million during the second quarter of 2013. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2014, the Company had outstanding commitments to originate loans of approximately $22.1 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $611,000 at June 30, 2014 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $50.9 million at June 30, 2014 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of June 30, 2014, the total of cash, interest-earning demand accounts and federal funds sold was $43.1 million.

At June 30, 2014, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at June 30, 2014 and December 31, 2013 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014:
Total Capital
(to Risk Weighted Assets)	$72,694	16.82%	$34,583	8%	$43,229	10%
Tier I Capital
(to Risk Weighted Assets)	$69,421	16.06%	$17,292	4%	$25,938	6%
Tier I Capital
(to Average Assets)	$69,421	9.10%	$30,504	4%	$38,131	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)	$68,269	15.97%	$34,203	8%	$42,754	10%
Tier I Capital
(to Risk Weighted Assets)	$65,159	15.25%	$17,102	4%	$25,652	6%
Tier I Capital
(to Average Assets)	$65,159	9.03%	$28,848	4%	$36,060	5%

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

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

(Annualized where appropriate)

	Three Months Ending June 30,		Six Months Ending June 30,
	2014	2013	2014	2013
Performance Ratios:
Return on average assets	0.72%	0.84%	0.87%	0.99%
Return on average equity	6.09%	6.33%	7.29%	7.32%
Return on average tangible equity	8.49%	8.85%	10.21%	10.27%
Interest rate spread	2.87%	3.14%	2.86%	3.18%
Net interest margin	2.94%	3.21%	2.93%	3.25%
Efficiency ratio	84.44%	86.11%	84.49%	84.78%
Non-interest income to average total assets	4.20%	4.10%	4.22%	4.16%
Non-interest expense to average total assets	5.73%	5.98%	5.75%	5.97%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.33%	116.14%	115.45%	115.99%
Asset Quality Ratios:
Non-performing assets to total assets	0.08%	0.27%	0.08%	0.27%
Non-performing loans to total loans	0.15%	0.23%	0.15%	0.23%
Net charge-offs to average loans	0.01%	0.01%	0.01%	0.01%
Allowance for loan losses to non-performing loans	625.81%	383.57%	625.81%	383.57%
Allowance for loan losses to loans receivable	0.95%	0.91%	0.95%	0.91%
Capital Ratios:
Average equity to average total assets	11.89%	13.34%	11.96%	13.52%
Equity to total assets (end of period)	12.18%	13.04%	12.18%	13.05%
Tangible equity to tangible assets (end of period)	9.09%	9.58%	9.09%	9.58%

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at June 30, 2014, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At June 30, 2014, the Bank had $99.3 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 4.5 years, and fixed rate residential mortgage loans totaled $64.7 million representing 18.7% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 1.                                                           Legal Proceedings

We and our subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial position or results of operations.

Item 1a .                                                   Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended June 30, 2014.

Item 3.                                                          Defaults upon Senior Securities

Not applicable.

Item 4.                                                          Mine Safety Disclosures

Not applicable

Item 5.                                                          Other Information

None

Item 6.                                                          Exhibits

(a)                                 All required exhibits are included in Part I under Consolidated Financial Statements, Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and are incorporated by reference, herein.

Exhibits

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
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

ONEIDA FINANCIAL CORP.
Date:	August 14, 2014	By:	/s/ Eric E. Stickels
Eric E. Stickels
President and Chief Operating Officer
Date:	August 14, 2014	By:	/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President and Chief Financial Officer