Form 10-Q
period 2014-09-30
Oneida Financial Corp.
filed 2014-11-13
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,022,444 shares of the Registrant’s common stock outstanding as of November 1, 2014.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
 Item I.    Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2014 (unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and due from banks	$27,014	$27,940
Federal funds sold	17,327	14,243
TOTAL CASH AND CASH EQUIVALENTS	44,341	42,183
Trading securities	4,379	5,063
Securities, available-for-sale	163,583	131,069
Securities, held-to-maturity (fair value $133,870 and $135,468 respectively)	131,001	136,937

Mortgage loans held for sale	347	61
Loans receivable	357,555	337,785
Deferred fees	1,274	965
Allowance for loan losses	(3,491)	(3,110)
LOANS RECEIVABLE, NET	355,338	335,640
Federal Home Loan Bank stock	1,419	1,588
Bank premises and equipment, net	19,954	19,780
Assets held for sale	63	—
Accrued interest receivable	2,491	2,222
Bank owned life insurance	17,654	18,160
Other assets	19,838	23,199
Goodwill	25,480	25,480
Other intangible assets	880	1,102
TOTAL ASSETS	$786,768	$742,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$586,191	$551,603
Non-interest bearing deposits	93,077	85,647
Borrowings	—	1,000
Other liabilities	12,643	13,590
TOTAL LIABILITIES	691,911	651,840
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($.01 par value; 30,000,000 shares authorized; 7,022,444 issued at September 30, 2014; 7,027,230 issued at December 31, 2013)	70	70
Additional paid-in capital	44,024	43,449
Retained earnings	54,725	52,411
Accumulated other comprehensive loss	(3,930)	(5,142)
Unallocated ESOP (18,023 and 18,023 shares)	(32)	(144)
TOTAL STOCKHOLDERS’ EQUITY	94,857	90,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,768	$742,484

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,767	$3,793	$11,117	$11,275
Interest on investment securities	1,886	1,781	5,624	5,276
Dividends on equity securities	23	23	71	69
Interest on federal funds sold and interest-earning deposits	4	1	16	11
Total interest and dividend income	5,680	5,598	16,828	16,631
INTEREST EXPENSE:
Core deposits	300	235	907	723
Time deposits	345	374	1,045	1,128
Borrowings	9	22	35	64
Note payable	1	5	8	19
Total interest expense	655	636	1,995	1,934
NET INTEREST INCOME	5,025	4,962	14,833	14,697
Less: Provision for loan losses	270	180	470	380
Net interest income after provision for loan losses	4,755	4,782	14,363	14,317
INVESTMENT GAINS:
Net gains on sales of securities	2,044	275	2,116	542
Changes in fair value of trading securities	(1,507)	127	(684)	1,251
Total investment gains	537	402	1,432	1,793
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	6,375	5,866	19,766	17,834
Other operating income	1,183	1,249	4,126	3,747
Total non-interest income	7,558	7,115	23,892	21,581
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,364	7,075	21,864	20,488
Occupancy expenses, net	1,364	1,296	4,094	3,918
Other operating expense	2,297	2,537	7,303	7,259
Total non-interest expenses	11,025	10,908	33,261	31,665
INCOME BEFORE INCOME TAXES	1,825	1,391	6,426	6,026
Provision for income taxes	365	370	1,593	1,562
NET INCOME	$1,460	$1,021	$4,833	$4,464
EARNINGS PER SHARE — BASIC	$0.21	$0.15	$0.69	$0.64
EARNINGS PER SHARE — DILUTED	$0.21	$0.15	$0.69	$0.64

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 (unaudited) and 2013 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
Net income	$1,460	$1,021	$4,833	$4,464
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	142	—	417	—
Reclassification adjustment for gains realized included in income	—	—	—	—
Net unrealized gains	142	—	417	—
Income tax effect	(57)	—	(167)	—
Net change in securities transferred to held-to-maturity	85	—	250	—
Securities available-for-sale:
Unrealized holding gains (losses) on securities arising during period	698	(3,108)	3,697	(9,635)
Reclassification adjustment for gains realized in income	(2,044)	(275)	(2,116)	(542)
Net unrealized (losses) gains	(1,346)	(3,383)	1,581	(10,177)
Income tax effect	538	1,353	(633)	4,071
Net change in securities available-for-sale	(808)	(2,030)	948	(6,106)
Unrealized holding (losses) gains on securities, net of tax	(723)	(2,030)	1,198	(6,106)

Defined benefit pension plans:
Change in unrealized loss on pension benefits	—	30	24	91
Income tax effect	—	(12)	(10)	(36)
Net change in pension benefits	—	18	14	55
Other comprehensive (loss) income, net of tax	(723)	(2,012)	1,212	(6,051)
Comprehensive income (loss)	$737	$(991)	$6,045	$(1,587)

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2014 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plans	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2014	7,027,230	$70	$43,449	$52,411	$(5,142)	$(144)	$90,644
Net income	—	—	—	4,833	—	—	4,833
Other comprehensive income, net of tax	—	—	—	—	1,212	—	1,212
Common stock dividends: $0.36 per share	—	—	—	(2,519)	—	—	(2,519)
Tax benefit from stock plan	—	—	34	—	—	—	34
Shares repurchased and retired	(5,153)	—	(70)	—	—	—	(70)
Shares issued under stock plan	18,367	—	103	—	—	—	103
Shares earned under stock plan	—	—	444	—	—	—	444
Shares canceled under stock plan	(18,000)	—	—	—	—	—	—
Shares committed to be released under ESOP plan	—	—	64	—	—	112	176
Balance as of September 30, 2014	7,022,444	$70	$44,024	$54,725	$(3,930)	$(32)	$94,857

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014 (unaudited) and 2013 (unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$4,833	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,461
Amortization of premiums/discounts on securities, net	300	288
Net change in fair value of trading securities	684	(1,251)
Provision for loan losses	470	380
ESOP shares earned	176	184
Stock compensation earned	444	449
Loss on write down or sale of foreclosed assets	17	46
Gain on securities, net	(2,116)	(542)
Gain on sale of loans, net	(137)	(247)
Income tax payable	1,590	(145)
Accrued interest receivable	(269)	(366)
Other assets	1,790	998
Other liabilities	(1,529)	381
Earnings on bank owned life insurance	(917)	(421)
Origination of loans held for sale	(5,522)	(8,430)
Proceeds from sales of loans	5,373	9,706
Proceeds on the sale of trading securities	—	2,502
Net cash provided by operating activities	6,452	9,457
Investing Activities:
Purchase of securities available-for-sale	(49,470)	(68,301)
Proceeds from sale of securities available-for-sale	5,600	47,854
Maturities and calls of securities available-for-sale	6,910	15,070
Principal collected on securities available-for-sale	7,992	16,113
Purchase of securities held-to-maturity	(2,357)	(20,786)
Maturities and call of securities held-to-maturity	1,379	292
Principal collected on securities held-to-maturity	7,182	5,951
Purchase of FHLB stock	(786)	(4,039)
Redemption of FHLB stock	955	4,359
Net increase in loans	(20,462)	(23,997)
Purchase of bank premises and equipment	(1,280)	(415)
Proceeds from the sale of foreclosed property	87	97
Settlement of bank owned life insurance	1,423	—
Purchase of insurance agency	—	(17)
Net cash used in investing activities	(42,827)	(27,819)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	41,792	37,066
Net increase in time deposits	226	3,273

Repayment of borrowings	(1,000)	(5,000)
Shares issued under stock plan	103	36
Repurchase and retirement of common shares	(70)	(40)
Cash dividends	(2,518)	(2,529)
Net cash provided by financing activities	38,533	32,806
Increase in cash and cash equivalents	2,158	14,444
Cash and cash equivalents at beginning of period	42,183	19,803
Cash and cash equivalents at end of period	$44,341	$34,247
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,998	$1,975
Cash paid for income taxes	3	1,706
Supplemental noncash disclosures:
Transfer of loans to other real estate	294	229
Dividends declared and unpaid at period end	844	843

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2014

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of September 30, 2014 and December 31, 2013 and for the three month and nine month periods ended September 30, 2014 and 2013.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be achieved for the remainder of 2014.

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

Note B — Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock plans. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that 78,000 of its 153,000 outstanding non-vested stock awards are participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except share and per share data)
Net income	$1,460	$1,021	$4,833	$4,464
Net earnings allocated to participating securities	(16)	(15)	(60)	(75)
Net earnings allocated to common stock	$1,444	$1,006	$4,773	$4,389

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic	(In thousands, except share and per share data)
Distributed earnings allocated to common stock	$833	$831	$2,487	$2,485
Undistributed earnings allocated to common stock	611	175	2,286	1,904
Net earnings allocated to common stock	$1,444	$1,006	$4,773	$4,389

Weighted average common shares outstanding including shares considered participating securities	6,997	6,969	6,987	6,962
Less: Average unallocated ESOP shares	(9)	(35)	(13)	(40)
Less: Average participating securities	(77)	(103)	(80)	(110)
Weighted average shares	6,911	6,831	6,894	6,812
Basic earnings per share	$0.21	$0.15	$0.69	$0.64

Diluted
Net earnings allocated to common stock	$1,444	$1,006	$4,773	$4,389

Weighted average common shares outstanding for basic earnings per common share	6,911	6,831	6,894	6,812
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	76	68	67	53
Weighted average shares and dilutive potential common shares	6,987	6,899	6,961	6,865
Diluted earnings per common share	$0.21	$0.15	$0.69	$0.64

Stock options for 8,160 and 9,348 shares of common stock were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2014, respectively, because they were anti-dilutive.   Stock options for 1,027 shares of common stock were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2013 because they were anti-dilutive.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at September 30, 2014 and December 31, 2013:

Available-for-sale portfolio:	September 30, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$25,238	$64	$(534)	$24,768
Corporate	33,158	283	(1,654)	31,787
Agency asset backed securities	8,876	145	(3)	9,018
State and municipal	32,219	1,240	(7)	33,452
Small Business Administration	7,007	101	—	7,108
	$106,498	$1,833	$(2,198)	$106,133
Mortgage-Backed Securities
Fannie Mae	$22,700	$197	$(61)	$22,836
Freddie Mac	21,600	94	(139)	21,555
Government National Mortgage Assoc.	11,460	210	(64)	11,606
Private placement mortgage obligation	1,424	29	—	1,453
	$57,184	$530	$(264)	$57,450
Total available-for-sale	$163,682	$2,363	$(2,462)	$163,583

Held-to-maturity portfolio:	September 30, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,573	$1,451	$—	$43,024
State and municipal	26,929	1,271	(16)	28,184
Small Business Administration	9,487	130	(3)	9,614
	$77,989	$2,852	$(19)	$80,822
Mortgage-Backed Securities
Fannie Mae	$27,500	$418	$(452)	$27,466
Freddie Mac	15,890	188	(73)	16,005
Government National Mortgage Assoc.	9,622	72	(117)	9,577
	$53,012	$678	$(642)	$53,048
Total held-to-maturity	$131,001	$3,530	$(661)	$133,870

Available-for-sale portfolio:	December 31, 2013
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$19,284	$21	$(1,570)	$17,735
Corporate	31,136	99	(2,445)	28,790
Agency asset backed securities	5,501	13	(112)	5,402
Trust preferred securities	1,000	1,518	—	2,518
State and municipal	32,608	760	(60)	33,308
Small Business Administration	3,349	10	—	3,359
	$92,878	$2,421	$(4,187)	$91,112
Mortgage-Backed Securities
Fannie Mae	$19,795	$113	$(222)	$19,686
Freddie Mac	6,790	64	(13)	6,841
Government National Mortgage Assoc.	10,749	217	(89)	10,877
Collateralized mortgage obligations	1,120	62	(3)	1,179
Private placement mortgage obligation	1,416	—	(42)	1,374
	$39,870	$456	$(369)	$39,957
Total available-for-sale	$132,748	$2,877	$(4,556)	$131,069

Held-to-maturity portfolio:	December 31, 2013
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$42,185	$12	$(761)	$41,436
State and municipal	25,584	549	(259)	25,874
Small Business Administration	10,131	1	(100)	10,032
	$77,900	$562	$(1,120)	$77,342
Mortgage-Backed Securities
Fannie Mae	$30,130	$205	$(828)	$29,507
Freddie Mac	17,729	60	(187)	17,602
Government National Mortgage Assoc.	11,178	62	(223)	11,017
	$59,037	$327	$(1,238)	$58,126
Total held-to-maturity	$136,937	$889	$(2,358)	$135,468

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

The amortized cost and fair value of the investment securities portfolio at September 30, 2014 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$2,218	$2,240	$1,607	$1,610
After one year through five years	9,992	10,359	6,884	7,207
After five years through ten years	63,256	64,002	39,225	40,458
After ten years	31,032	29,532	30,273	31,547
Mortgage-backed securities	57,184	57,450	53,012	53,048
Total	$163,682	$163,583	$131,001	$133,870

 Sales of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$2,951	$28,855	$5,600	$47,854
Gross gains	$2,044	$578	$2,169	$942
Gross losses	$—	$(303)	$(53)	$(400)

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$4,983	$(22)	$13,487	$(512)	$18,470	$(534)
Corporate	9,046	(61)	11,431	(1,593)	20,477	(1,654)
Agency asset backed securities	953	(3)	—	—	953	(3)
State and municipal	560	(7)	—	—	560	(7)
Small Business Administration	—	—	4	—	4	—
Fannie Mae	7,250	(33)	2,000	(28)	9,250	(61)
Freddie Mac	15,310	(139)	—	—	15,310	(139)
Government National Mortgage Assoc.	2,194	(10)	3,471	(54)	5,665	(64)
Total securities available-for-sale in an unrealized loss position	$40,296	$(275)	$30,393	$(2,187)	$70,689	$(2,462)
Held-to-maturity
State and municipal	$392	$—	$1,211	$(16)	$1,603	$(16)
Small Business Administration	—	—	1,166	(3)	1,166	(3)
Fannie Mae	315	(1)	9,569	(451)	9,884	(452)
Freddie Mac	—	—	3,987	(73)	3,987	(73)
Government National Mortgage Assoc.	3,735	(117)	—	—	3,735	(117)
Total securities held-to-maturity in an unrecognized loss position	$4,442	$(118)	$15,933	$(543)	$20,375	$(661)

	Less than 12 Months		More than 12 Months		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$16,496	$(1,502)	$932	$(68)	$17,428	$(1,570)
Corporate	14,954	(707)	9,100	(1,738)	24,054	(2,445)
Agency asset backed securities	3,836	(112)	—	—	3,836	(112)
State and municipal	4,233	(60)	—	—	4,233	(60)
Small Business Administration	725	—	4	—	729	—
Fannie Mae	10,624	(222)	—	—	10,624	(222)
Freddie Mac	4,636	(13)	—	—	4,636	(13)
Government National Mortgage Assoc.	1,913	(39)	2,235	(50)	4,148	(89)
Collateralized mortgage obligations	335	(3)	—	—	335	(3)
Private placement mortgage obligation	1,375	(42)	—	—	1,375	(42)
Total securities available-for-sale in an unrealized loss position	$59,127	$(2,700)	$12,271	$(1,856)	$71,398	$(4,556)
Held-to-maturity
U.S. Agencies	$36,271	$(706)	$4,153	$(55)	$40,424	$(761)
State and municipal	16,895	(259)	—	—	16,895	(259)
Small Business Administration	9,738	(100)	—	—	9,738	(100)
Fannie Mae	23,041	(828)	—	—	23,041	(828)
Freddie Mac	15,534	(187)	—	—	15,534	(187)
Government National Mortgage Assoc.	8,401	(223)	—	—	8,401	(223)
Total securities held-to-maturity in an unrecognized loss position	$109,880	$(2,303)	$4,153	$(55)	$114,033	$(2,358)

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

As of September 30, 2014, the Company’s security portfolio consisted of 374 securities, 75 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At September 30, 2014, of the 51 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, twenty-five were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at September 30, 2014 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Corporate Debt, Agency Asset Backed and Municipal Securities

At September 30, 2014, of the 24 corporate debt and municipal securities in an unrealized loss position, thirteen were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the thirteen securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.33%.  The unrealized loss was $1,041,000 and $1,116,000 at September 30, 2014 and December 31, 2013, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other twelve securities in a continuous unrealized loss position were finance sector corporate debt securities and municipal securities all rated above investment grade at September 30, 2014, that have maturities ranging from 2021 to 2034.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Trust Preferred Securities

The Company had $1.0 million invested in two trust preferred securities which had unrealized gains of $1.9 million as of June 30, 2014. The two trust preferred securities ,which had a principal balance of $906,000 were sold and a gain of $2,043,000 was recorded during the three months ended September 30, 2014. The Company had no investments in trust preferred securities as of September 30, 2014. The Company had $1.0 million invested in two trust preferred securities as of December 31, 2013 which had unrealized gains of $1.5 million.

Payments received on these trust preferred securities totaling $147,000 and $1.4 million for the nine months ended September 30, 2014 and 2013 respectively, were applied to principal. The Company realized $158,000 and $273,000 of interest income on these securities for the nine months ended September 30, 2014 and 2013 respectively and realized a $2,043,000 gain on sale for the three and nine months ended September 30, 2014.  The interest income realized was based on estimated cash flows. Both of the trust preferred securities were pooled issuances. Prior to December 2013, the company had owned nine trust preferred securities of which seven were sold/liquidated during the year resulting in a net gain of $92,000 on the sales. Six of the securities were considered nonaccrual during 2013.

The table below presents a roll-forward of the credit losses recognized in earnings for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	(In thousands)
Beginning balance	$5,348	$5,879
Reductions for previous credit losses realized on securities sold during the year	(2,043)	(208)
Reductions for previous credit losses due to an increase in cash flows expected to be collected	(158)	(358)
Ending balance	$3,147	$5,313

Note D — Loans Receivable

The components of loans receivable at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial loans	$55,374	$50,877
Commercial real estate	90,923	90,251
Consumer loans	39,524	28,831
Home equity	51,904	49,424
Residential mortgages	119,830	118,402
	357,555	337,785
Deferred fees	1,274	965
Allowance for loan losses	(3,491)	(3,110)
Net loans	$355,338	$335,640

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,186	$993	$304	$287	$503	$3,273
Charge-offs	—	—	(68)	(21)	—	(89)
Recoveries	—	3	33	—	1	37
Provision for loan losses	82	62	114	12	—	270
Ending balance	$1,268	$1,058	$383	$278	$504	$3,491

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(109)	(21)	(11)	(141)
Recoveries	—	5	44	—	3	52
Provision for loan losses	397	53	187	(1)	(166)	470
Ending balance	$1,268	$1,058	$383	$278	$504	$3,491

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$995	$884	$220	$228	$615	$2,942
Charge-offs	—	—	(55)	—	(28)	(83)
Recoveries	—	—	30	—	1	31
Provision for loan losses	20	59	30	11	60	180
Ending balance	$1,015	$943	$225	$239	$648	$3,070

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2013
	(In thousands)
Allowance for loan losses:
Beginning balance	$833	$857	$232	$282	$572	$2,776
Charge-offs	—	—	(131)	(2)	(46)	(179)
Recoveries	—	—	91	1	1	93
Provision for loan losses	182	86	33	(42)	121	380
Ending balance	$1,015	$943	$225	$239	$648	$3,070

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

September 30, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$88	$21	$—	$—	$—	$109
Collectively evaluated for impairment	1,180	1,037	383	278	504	3,382
Total	$1,268	$1,058	$383	$278	$504	$3,491
Loans:
Individually evaluated for impairment	$1,039	$472	$—	$—	$—	$1,511
Collectively evaluated for impairment	54,335	90,451	39,524	51,904	119,830	356,044
Total	$55,374	$90,923	$39,524	$51,904	$119,830	$357,555

December 31, 2013	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$58	$24	$—	$—	$—	$82
Collectively evaluated for impairment	813	976	261	300	678	3,028
Total	$871	$1,000	$261	$300	$678	$3,110
Loans:
Individually evaluated for impairment	$925	$504	$—	$—	$—	$1,429
Collectively evaluated for impairment	49,952	89,747	28,831	49,424	118,402	336,356
Total	$50,877	$90,251	$28,831	$49,424	$118,402	$337,785

The following table presents information related to loans individually evaluated for impairment by segment of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	1,039	1,039	88	925	925	58
Commercial real estate	472	472	21	504	504	24
Total	$1,511	$1,511	$109	$1,429	$1,429	$82

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
With an allowance recorded:
Commercial loans	1,023	1,219	1,007	1,284
Commercial real estate	477	520	487	530
Total	$1,500	$1,739	$1,494	$1,814

At September 30, 2014, impaired commercial real estate loans are represented by three loans.  At September 30, 2014, impaired commercial loans are represented by nine loans. Seven of the commercial loans were considered troubled debt restructurings and totaled $818,000 as of September 30, 2014. The remaining two commercial loans and three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $22,000 and $66,000 was recognized for the three months and nine months ended September 30, 2014, respectively.  Cash basis interest income of $22,000 and $72,000 was recognized for the three months and nine months ended September 30, 2013, respectively.

At September 30, 2013, impaired commercial real estate loans are represented by three loans. At September 30, 2013, impaired commercial loans are represented by nine loans. Six of the commercial loans were considered trouble debt restructurings and totaled $1.0 million as of September 30, 2013. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. The remaining three commercial loans totaling $174,051 represented one relationship that was considered impaired.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$242	$—
Commercial real estate	98	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	267	—
Total	$607	$—

	December 31, 2013
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$49	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	262	—
Residential mortgages	218	—
Total	$529	$—

The following represents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans.

	September 30, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$55,374	$—	$—	$201	$201	$55,173
Commercial real estate	90,923	—	—	98	98	90,825
Consumer loans	39,524	84	11	—	95	39,429
Home equity	51,904	83	—	—	83	51,821
Residential mortgages	119,830	55	24	267	346	119,484
Total	$357,555	$222	$35	$566	$823	$356,732

	December 31, 2013
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$50,877	$—	$—	$—	$—	$50,877
Commercial real estate	90,251	—	—	—	—	90,251
Consumer loans	28,831	125	—	—	125	28,706
Home equity	49,424	67	—	262	329	49,095
Residential mortgages	118,402	95	—	218	313	118,089
Total	$337,785	$287	$—	$480	$767	$337,018

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of September 30, 2014 and December 31, 2013 by class of loans:

	September 30, 2014			December 31, 2013
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands)

Commercial loans	7	$818	$56	6	$926	$59
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	7	$818	$56	6	$926	$59

There were no new troubled debt restructuring recorded during the three months ended September 30, 2014. There was one new troubled debt restructing recorded during the nine months ended September 30, 2014. There were no new troubled debt restructurings recorded during the three months ended September 30, 2013. There were two new troubled debt restructurings recorded during the nine months ended September 30, 2013. The Company has not committed to lend additional amounts as of September 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. During 2013, an additional line of credit of $300,000 was granted to a customer with an outstanding loan classified as a troubled debt resturcturing. This line is partially guaranteed by the Small Business Administration and did not have any disbursements until 2014. As of September 30, 2014, $176,000 was outstanding on this loan and is considered impaired based on the relationship.

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

Each of the commercial loans represented a line of credit which was not paid in full at the time of maturity. Each loan maturity date was extended for terms ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The seven loans considered troubled debt restructurings as of September 30, 2014 represented five commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $41,000 and $49,000 as of September 30, 2014 and December 31, 2013, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three months and nine months ended September 30, 2014 and 2013. All of the troubled debt restructurings were considered impaired as of September 30, 2014 and December 31, 2013. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	September 30, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$13,088	$37,803	$378	$4,105	$—
Commercial real estate	14,099	71,826	3,853	1,145	—
Total	$27,187	$109,629	$4,231	$5,250	$—

	December 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$14,937	$33,927	$418	$1,546	$49
Commercial real estate	14,827	74,148	427	849	—
Total	$29,764	$108,075	$845	$2,395	$49

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months and nine months ended September 30, 2014 and 2013, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary One Group NY, Inc. (formerly Bailey & Haskell Associates, Inc). The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc., which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended September 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,025	$—	$—	$5,025
Provision for loan losses	270	—	—	270
Net interest income after provision for loan losses	4,755	—	—	4,755
Investment gains, net	537	—	—	537
Commissions and fees on sales of non-banking products	527	5,161	687	6,375
Non-interest income	1,183	—	—	1,183
Non-interest expenses	5,101	4,654	855	10,610
Depreciation and amortization	330	77	8	415
Income (loss) before income taxes	1,571	430	(176)	1,825
Income tax expense (benefit)	325	106	(66)	365
Net income (loss)	$1,246	$324	$(110)	$1,460
Total Assets	$762,165	$31,357	$4,757	$798,279

	Three Months Ended September 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,962	$—	$—	$4,962
Provision for loan losses	180	—	—	180
Net interest income after provision for loan losses	4,782	—	—	4,782
Investment gains, net	402	—	—	402
Commissions and fees on sales of non-banking products	509	4,686	671	5,866
Non-interest income	1,249	—	—	1,249
Non-interest expenses	5,171	4,523	730	10,424
Depreciation and amortization	394	82	8	484
Income (loss) before income taxes	1,377	81	(67)	1,391
Income tax expense (benefit)	367	32	(29)	370
Net income (loss)	$1,010	$49	$(38)	$1,021
Total Assets	$689,852	$31,896	$2,102	$723,850

	Nine Months Ended September 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$14,833	$—	$—	$14,833
Provision for loan losses	470	—	—	470
Net interest income after provision for loan losses	14,363	—	—	14,363
Investment gains, net	1,432	—	—	1,432
Commissions and fees on sales of non banking products	1,552	16,045	2,169	19,766
Non-interest income	4,126	—	—	4,126
Non-interest expenses	15,825	13,524	2,647	31,996
Depreciation and amortization	1,017	226	22	1,265
Income (loss) before income taxes	4,631	2,295	(500)	6,426
Income tax expense (benefit)	843	925	(175)	1,593
Net income (loss)	$3,788	$1,370	$(325)	$4,833
Total Assets	$762,165	$31,357	$4,757	$798,279

	Nine Months Ended September 30, 2013
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$14,697	$—	$—	$14,697
Provision for loan losses	380	—	—	380
Net interest income after provision for loan losses	14,317	—	—	14,317
Investment gains, net	1,793	—	—	1,793
Commissions and fees on sales of non banking products	1,434	14,602	1,798	17,834
Non-interest income	3,747	—	—	3,747
Non-interest expenses	15,270	12,830	2,104	30,204
Depreciation and amortization	1,172	263	26	1,461
Income (loss) before income taxes	4,849	1,509	(332)	6,026
Income tax expense (benefit)	1,080	616	(134)	1,562
Net income (loss)	$3,769	$893	$(198)	$4,464
Total Assets	$689,852	$31,896	$2,102	$723,850

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

	2014	2013
	(In thousands)
Total assets for reportable segments	$798,279	$723,850
Elimination of intercompany cash balances	(11,511)	(10,317)
Consolidated Total	$786,768	$713,533

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$4,379	$1,120	$3,259	$—
Available-for-sale securities
U.S. Agencies	24,768	—	24,768	—
Corporate	31,787	—	31,787	—
Agency asset backed securities	9,018	—	9,018	—
State and municipal	33,452	—	33,383	69
Small Business Administration	7,108	—	7,108	—
Residential mortgage-backed securities	55,997	—	55,997	—
Private placement mortgage obligation	1,453	—	1,453	—
Total	$167,962	$1,120	$166,773	$69

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$5,063	$1,086	$3,977	$—
Available-for-sale securities
U.S. Agencies	17,735	—	17,735	—
Corporate	28,790	—	28,790	—
Agency asset backed securities	5,402	—	5,402	—
Trust preferred securities	2,518	—	2,518	—
State and municipal	33,308	—	33,207	101
Small Business Administration	3,359	—	3,359	—
Residential mortgage-backed securities	37,404	—	37,404	—
Collateralized mortgage obligations	1,179	—	1,179	—
Private placement mortgage obligation	1,374	—	1,374	—
Total	$136,132	$1,086	$134,945	$101

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 or 2013.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2014	$100	$100
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	(28)	(28)
Included in other comprehensive income	(3)	(3)
Ending balance September 30, 2014	$69	$69

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Trust Preferred Securities	Municipal Securities	Total

	(In thousands)
Beginning balance January 1, 2013	$5,621	$2,616	$8,237
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	127	—	127
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(447)	—	(447)
Pay downs on securities	—	—	—
Sales and maturities	—	(196)	(196)
Included in other comprehensive income	52	(37)	15
Ending balance March 31, 2013	$5,353	$2,383	$7,736
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	125	—	125
Gain on sale of securities	208	—	208
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(33)	—	(33)
Pay downs on securities	—	(94)	(94)
Sale of securities	(889)	—	(889)
Included in other comprehensive income	155	(68)	87
Ending balance June 30, 2013	$4,919	$2,221	$7,140
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	106	—	106
Other changes in fair value	—	—	—
Net impairment losses recognized in earnings	—	—	—
Interest payments applied to principal	(1,437)	—	(1,437)
Pay downs on securities	—	(79)	(79)
Included in other comprehensive income	861	(29)	832
Ending balance September 30, 2013	$4,449	$2,113	$6,562

The fair value of the Company’s trust preferred securities were determined internally by calculating discounted cash flows.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, were utilized in determining individual security valuations.  During 2013, seven of the nine trust preferred securities were sold/liquidated. The remaining two trust preferred securities were moved from Level 3 pricing to Level 2 as of December 31, 2013 due to the increased market for them. The two remaining trust preferred securities were sold in the three months ended September 30, 2014.

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of September 30, 2014 or December 31, 2013.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
Interest income	$—	$—	$—	$—
Change in fair value	(1,507)	127	(684)	1,251
Total change in fair value	$(1,507)	$127	$(684)	$1,251

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,341	$44,341	$—	$—	$44,341
Trading securities	4,379	1,120	3,259	—	4,379
Investment securities, available-for-sale	163,583	—	163,514	69	163,583
Investment securities, held-to-maturity	131,001	—	130,168	3,702	133,870
Loans held for sale	347	—	370	—	370
Loans receivable, net	355,338	—	—	366,752	366,752
Federal Home Loan Bank stock	1,419	N/A	N/A	N/A	N/A
Accrued interest receivable	2,491	—	1,505	986	2,491
Financial liabilities:	0
Deposits	$679,268	$537,137	$143,397	$—	$680,534
Borrowings	—	—	—	—	—
Accrued interest payable	8	4	4	—	8

December 31, 2013	Carrying Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,183	$42,183	$—	$—	$42,183
Trading securities	5,063	1,086	3,977	—	5,063
Investment securities, available-for-sale	131,069	—	130,968	101	131,069
Investment securities, held-to-maturity	136,937	—	131,700	3,768	135,468
Loans held for sale	61	—	62	—	62
Loans receivable, net	335,640	—	—	346,634	346,634
Federal Home Loan Bank stock	1,588	N/A	N/A	N/A	N/A
Accrued interest receivable	2,222	—	1,245	977	2,222
Financial liabilities:
Deposits	$637,250	$495,345	$143,638	$—	$638,983
Borrowings	1,000	—	1,027	—	1,027
Accrued interest payable	11	4	7	—	11

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

(c) Loans

Fair value of loans, excluding loans held for sale, are estimated as follows:  for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $157,381 and $151,280 for the three months ended September 30, 2014 and 2013, respectively.  Total compensation cost for the plan was $443,545 and $448,583 for the nine months ended September 30, 2014 and 2013, respectively. The total income tax benefit was $60,592 and $170,765 for the three months and nine months ended September 30, 2014, respectively. The total income tax benefit was $58,243 and $172,704 for the three months and nine months ended September 30, 2013, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. All options granted expire by July 2022 and options vest and become exercisable ratably over a one to five year period. There were 25,750 shares available for future grants under the plan described above as of September 30, 2014. Compensation recorded in conjunction with the option awards was $12,013 and $35,845 for the three months and nine months ended September 30, 2014, respectively. Compensation recorded in conjunction with the option awards was $9,830 and $29,136 for the three months and nine months ended September 30, 2013, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2014	2013
Risk-free interest rate	1.52%	1.00%
Expected term	3.10 years	4.00 years
Expected stock price volatility	22.86%	25.34%
Dividend yield	4.66%	4.66%

A summary of activity in the stock option plan for 2014 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	192,215	$10.34	8.560	$450,300
Granted	7,133	$12.62	—	$5,880
Exercised	(11,500)	$10.30	—	$29,210
Forfeited or expired	(12,500)	$10.30	—	$38,875
Outstanding at September 30, 2014	175,348	$10.41	7.299	$522,627
Fully vested and expected to vest	108,000	$10.39	6.468	$326,295
Exercisable as of September 30, 2014	67,348	$10.52	7.817	$196,332

Information related to the stock option plan was as follows:

	2014	2013
Intrinsic value of options exercised	$29,210	$22,095
Cash received from option exercises	87,566	20,614
Tax benefit realized from option exercises	2,870	9,226
Weighted average fair value of options granted	1.3259	1.8174

As of September 30, 2014, there was $105,637 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 2.81 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30 for shares awarded in July 2012 and $12.43 for shares awarded in June 2014.  RRP shares vest ratably over the five year vesting period on the anniversary date for shares awarded in July 2012 and over the four year vesting period on the anniversary date for those shares awarded in June 2014.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at September 30, 2014 and 130,000 shares have been issued.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	104,000	$10.30
Granted	8,000	$12.43
Vested	(26,000)	10.46
Forfeited	(8,000)	$10.30
Nonvested at September 30, 2014	78,000	$10.46

As of September 30, 2014, there was $765,515 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.81 years. Compensation expense recorded in conjunction with the RRP awards was $80,210 and $214,390 for the three months and nine months ended September 30, 2014, respectively. Compensation recorded in conjunction with the RRP awards was $67,475 and $199,861 for the three months and nine months ended September 30, 2013, respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There are two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. Compensation cost is estimated based on the probability that the performance conditions will be achieved.  As of September 30, 2014, the compensation cost is estimated in the range of 75% - 100% payout under the terms of the plan for the different performance sets.  At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed.   The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at September 30, 2014 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	85,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	(10,000)	$10.30
Nonvested at September 30, 2014	75,000	$10.30

As of September 30, 2014, there was $65,117 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 0.25 years. Compensation expense recorded in conjunction with the performance awards totaled $65,158 and $193,310 for the three months and nine months ended September 30, 2014 respectively. Compensation expense recorded in conjunction with the performance awards totaled $73,975 and $219,586 for the three months and nine months ended September 30, 2013 respectively.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months and nine months ended:

	For the Three Months Ended September 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$698	$(279)	$419
Reclassification adjustment for gains included in net income (1)	(2,044)	817	(1,227)
Net unrealized losses on available-for-sale securities	(1,346)	538	(808)

Amortization of unrealized gains on transfer of securities to held-to-maturity	142	(57)	85
Net unrealized gains	142	(57)	85

Net pension gain (loss) arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive loss	$(1,204)	$481	$(723)

	For the Nine Months Ending September 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$3,697	$(1,479)	$2,218
Reclassification adjustment for gains included in net income (1)	(2,116)	846	(1,270)
Net unrealized gains on available-for-sale securities	1,581	(633)	948

Amortization of unrealized gains on transfer of securities to held-to-maturity	417	(167)	250
Net unrealized gains	417	(167)	250

Net pension gain (loss) arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$2,022	$(810)	$1,212

	For the Three Months Ended September 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(3,108)	$1,243	$(1,865)
Reclassification adjustment for gains included in net income (1)	(275)	110	(165)
Net unrealized losses on available-for-sale securities	(3,383)	1,353	(2,030)

Net pension gain (loss) arising during period (2)	30	(12)	18
Net unrecognized postretirement benefit obligation	30	(12)	18
Other comprehensive loss	$(3,353)	$1,341	$(2,012)

	For the Nine Months Ending September 30, 2013
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(9,635)	$3,854	$(5,781)
Reclassification adjustment for gains included in net income (1)	(542)	217	(325)
Net unrealized gains on available-for-sale securities	(10,177)	4,071	(6,106)

Net pension gain (loss) arising during period (2)	91	(36)	55
Net unrecognized post retirement benefit obligation	91	(36)	55
Other comprehensive loss	$(10,086)	$4,035	$(6,051)
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

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2014 and 2013:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	2,218	250	14	2,482
Amounts reclassified from AOCI	(1,270)	—	—	(1,270)
Other comprehensive income	948	250	14	1,212
Balance at September 30, 2014	$(59)	$(2,329)	$(1,542)	$(3,930)

	Net unrealized gains (losses) on available-for-sale securities	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2013	$2,946	$(2,035)	$911
Other comprehensive (loss) income, during the period, net of adjustments	(5,781)	55	(5,726)
Amounts reclassified from AOCI	(325)	—	(325)
Other comprehensive (loss) income	(6,106)	55	(6,051)
Balance at September 30, 2013	$(3,160)	$(1,980)	$(5,140)

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

RECENT DEVELOPMENTS

The Company announced on September 25, 2014, a quarterly cash dividend of $0.12 per share, which was paid on October 21, 2014 to its shareholders of record on October 7, 2014.

In June 2014, the Board of Directors approved the termination of the Oneida Savings Bank defined benefit plan. Payouts under the termination of the plan were in October 2014.

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

A comprehensive state tax reform package became law on March 31, 2014. Most of the new provisions are effective for 2015 and include apportionment and corporate rate reductions. Since the law was enacted, the projected post-2014 impact of the apportionment and rate reductions were required to be applied to our deferred tax inventory during the first quarter of 2014. The changes did not result in a material change to our income tax provision for the first quarter of 2014. However, there are still pending legislative uncertainties and the impact of these is unknown at this time.

FINANCIAL CONDITION

ASSETS.  Total assets at September 30, 2014 were $786.8 million, an increase of $44.3 million, or 6.0%, from $742.5 million at December 31, 2013. The increase in total assets was primarily attributable to an increase in investment and mortgage-backed securities and loans receivable.

Trading securities decreased $684,000, or 13.7%, to $4.4 million at September 30, 2014 as compared with $5.1 million at December 31, 2013. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities reflected the decrease in the fair value of our Freddie Mac preferred stock due to the dismissal of one of many court cases on September 30, 2014 brought by investors trying to receive past dividend payments.

Mortgage-backed securities increased $11.5 million, or 11.6%, to $110.5 million at September 30, 2014 as compared with $99.0 million at December 31, 2013.  Investment securities increased $15.1 million, or 8.9%, to $184.1 million at September 30, 2014 as compared to $169.0 million at December 31, 2013. The increase in investment and mortgage-backed securities was primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activities.

Loans receivable, including loans held for sale, increased $20 million, or 6.0%, to $355.7 million at September 30, 2014 as compared with $335.7 million at December 31, 2013.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first nine months of 2014 totaled $79.8 million as compared to total loan originations during the nine months ended September 30, 2013 of $78.9 million. We sold $5.2 million in fixed rate residential loans with terms exceeding 15 years during the nine months ended September 30, 2014 compared to $9.5 million during the same period in 2013.

LIABILITIES.  Total liabilities increased by $40.1 million, or 6.2%, to $691.9 million at September 30, 2014 from $651.8 million at December 31, 2013.  The increase was the result of an increase in deposits of $42.1 million partially offset by a decrease in other liabilities of $1.0 million and a decrease in borrowings of $1.0 million.

Deposit accounts increased $42.1 million, or 6.6%, to $679.3 million at September 30, 2014 from $637.2 million at December 31, 2013.  Interest-bearing deposit accounts increased by $34.6 million, or 6.3%, to $586.2 million at September 30, 2014 from $551.6 million at December 31, 2013.  Non-interest bearing deposit accounts increased $7.5 million, or 8.8%, to $93.1 million at September 30, 2014 from $85.6 million at December 31, 2013.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $6.2 million, or 1.3%, to $498.0 million at September 30, 2014 from $491.8 million at December 31, 2013.  Municipal deposits increased $35.9 million, or 24.7%, to $181.3 million at September 30, 2014 from $145.4 million at December 31, 2013.  The Bank believes the increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

We had no borrowings at September 30, 2014 compared to $1.0 million in borrowings at December 31, 2013. At September 30, 2014 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $1.0 million, or 7.4%, to $12.6 million at September 30, 2014 from $13.6 million at December 31, 2013. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at September 30, 2014 from December 31, 2013.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at September 30, 2014 was $94.9 million, an increase of $4.3 million, or 4.7%, from $90.6 million at December 31, 2013.  The increase in stockholders’ equity was a result of an increase in accumulated other comprehensive income of $1.2 million at September 30, 2014 as a result of an increase in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates as well as net income of $4.8 million for the nine months ended September 30, 2014. Offsetting these increases in stockholders' equity was a decrease resulting from the payment of quarterly dividends during the first nine months of 2014 totaling $0.36 per share.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
	2014			2013			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$349,920	$3,767	4.31%	$331,522	$3,793	4.58%	$327,131	$15,132	4.63%
Investment and mortgage-backed securities	296,819	1,886	2.54%	264,851	1,781	2.69%	261,203	7,085	2.71%
Federal funds	13,998	4	0.11%	2,610	1	0.15%	19,701	18	0.09%
Equity securities	5,870	23	1.57%	4,253	23	2.16%	4,442	168	3.78%
Total interest-earning assets	666,607	5,680	3.41%	603,236	5,598	3.71%	612,477	22,403	3.66%
Non interest-earning Assets:
Cash and due from banks	14,018			11,780			11,823
Other assets	90,688			84,664			85,196
Total assets	$771,313			$699,680			$709,496
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$207,743	$189	0.36%	$157,674	$129	0.32%	$177,773	$609	0.34%
Savings accounts	138,526	96	0.27%	131,709	91	0.27%	127,057	338	0.27%
Interest-bearing checking	77,224	15	0.08%	73,976	15	0.08%	74,831	59	0.08%
Time deposits	141,877	345	0.96%	142,491	374	1.04%	141,322	1,497	1.06%
Borrowings	1,183	9	3.02%	9,905	22	0.88%	3,886	77	1.98%
Notes payable	211	1	1.88%	713	5	2.78%	772	23	2.98%
Total interest-bearing liabilities	566,764	655	0.46%	516,468	636	0.49%	525,641	2,603	0.50%
Non-interest-bearing Liabilities:
Demand deposits	88,763			77,263			78,027
Other liabilities	19,389			14,237			13,384
Total liabilities	$674,916			$607,968			$617,052
Stockholders’ equity	96,397			91,712			92,444
Total liabilities and stockholders’ equity	$771,313			$699,680			$709,496
Net interest income		$5,025			$4,962			$19,800
Net interest spread			2.95%			3.22%			3.16%
Net earning assets	$99,843			$86,768			$86,836
Net yield on average interest-earning assets		3.02%			3.29%			3.23%
Average interest-earning assets to average interest-bearing liabilities		117.62%			116.80%			116.52%

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
	2014			2013			2013
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$343,551	$11,117	4.31%	$323,272	$11,275	4.65%	$327,131	$15,132	4.63%
Investment and mortgage-backed securities	290,233	5,624	2.58%	259,133	5,276	2.71%	261,203	7,085	2.71%
Federal funds	29,374	16	0.07%	13,170	11	0.11%	19,701	18	0.09%
Equity securities	5,605	71	1.69%	4,461	69	2.06%	4,442	168	3.78%
Total interest-earning assets	668,763	16,828	3.36%	600,036	16,631	3.70%	612,477	22,403	3.66%
Non interest-earning Assets:
Cash and due from banks	15,166			11,390			11,823
Other assets	89,178			85,341			85,196
Total assets	$773,107			$696,767			$709,496
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$216,942	$589	0.36%	$169,148	$427	0.34%	$177,773	$609	0.34%
Savings accounts	137,219	272	0.27%	125,678	252	0.27%	127,057	338	0.27%
Interest-bearing checking	77,938	46	0.08%	74,589	44	0.08%	74,831	59	0.08%
Time deposits	142,237	1,045	0.98%	141,012	1,128	1.07%	141,322	1,497	1.06%
Borrowings	1,061	35	4.41%	4,848	64	1.77%	3,886	77	1.98%
Notes payable	338	8	3.16%	835	19	3.04%	772	23	2.98%
Total interest-bearing liabilities	575,735	1,995	0.46%	516,110	1,934	0.50%	525,641	2,603	0.50%
Non-interest-bearing Liabilities:
Demand deposits	84,400			75,280			78,027
Other liabilities	19,108			12,136			13,384
Total liabilities	$679,243			$603,526			$617,052
Stockholders’ equity	93,864			93,241			92,444
Total liabilities and stockholders’ equity	$773,107			$696,767			$709,496
Net interest income		$14,833			$14,697			$19,800
Net interest spread			2.89%			3.19%			3.16%
Net interest earning assets	$93,028			$83,926			$86,836
Net yield on average interest-earning assets		2.96%			3.27%			3.23%
Average interest-earning assets to average interest-bearing liabilities		116.16%			116.26%			116.52%

RESULTS OF OPERATIONS

General.  Net income for the three months ended September 30, 2014 was $1.5 million compared to $1.0 million for the three months ended September 30, 2013.  For the three months ended September 30, 2014, diluted net income per share was $0.21 as compared with diluted net income per share of $0.15 for the three months ended September 30, 2013.  Net income for the nine months ended September 30, 2014 was $4.8 million compared to $4.5 million for the nine months ended September 30, 2013. The increase in net income for both the three month and nine month periods is primarily the result of an increase in net gains on sales of securities, an increase in net interest income, and an increase in non-interest income; partially offset by a decrease in the change in fair value of our equity investments, an increase in provision for loan losses and an increase in non-interest expense.

Interest and Dividend Income.  Interest and dividend income increased by $82,000, or 1.5%, to $5.7 million for the three months ended September 30, 2014 from $5.6 million for the three months ended September 30, 2013.  Interest and fees on loans decreased by $26,000 for the three months ended September 30, 2014 as compared with the same period in 2013.  Interest and dividend income on mortgage-backed and investment securities increased $105,000 to $1.9 million for the three months ended September 30, 2014 from $1.8 million for the three months ended September 30, 2013.  Interest income earned on federal funds sold increased slightly to $4,000 for the three months ended September 30, 2014 as compared with $1,000 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, interest and dividend income increased $197,000, or 1.2%, to $16.8 million from $16.6 million for the nine months ended September 30, 2013. Interest and fees on loans decreased by $158,000 for the nine months ended September 30, 2014 compared with the same period in 2013. Interest and dividend income on mortgage-backed and investment securities increased $350,000 for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.

For the three months ended September 30, 2014, the decrease in income on loans resulted from a decrease of 27 basis points in the average yield on loans to 4.31% from 4.58% partially offset by an increase of $18.4 million in the average balance of loans to $349.9 million in the third quarter of 2014 from $331.5 million in the third quarter of 2013. At September 30, 2014, net loans receivable, including loans held for sale, were $355.7 million as compared with $334.1 million at September 30, 2013, reflecting an increase of 6.5%. For the nine months ended September 30, 2014, the decrease in loan interest income resulted from a decrease of 34 basis points in the average yield on loans to 4.31% from 4.65% partially offset by an increase of $20.3 million in the average balance of loans to $343.6 million from $323.3 million for the nine months ended September 30, 2013. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $31.9 million in the average balance of investment and mortgage-backed securities to $296.8 million in the third quarter of 2014 from $264.9 million in the third quarter of 2013 partially offset by a decrease of 15 basis points in the average yield earned to 2.54% from 2.69%. For the nine months ended September 30, 2014, interest on investment and mortgage-backed securities increased $348,000 as compared with the same period in 2013 due to an increase in the average balance of $31.1 million partially offset by a decrease in average yield of 13 basis points. The decrease in the average yield is the result of lower market interest rates.  The increase in the average balance of investment and mortgage-backed securities is primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activity.

Interest income on federal funds sold increased $3,000 as a result of an increase in the average balance of federal funds sold to $14.0 million during the third quarter of 2014 as compared with $2.6 million during the third quarter of 2013 offset by a decrease in average yield of 4 basis points. For the nine months ended September 30, 2014, interest income on federal funds sold increased $5,000 as compared with the same period in 2013 due to an increase in the average balance of $16.2 million partially offset by a decrease in the average yield of 4 basis points.

Income from equity securities remained consistent at 23,000, due to an increase in the average balance to $5.9 million for the three months ended September 30, 2014 from $4.2 million for the three months ended September 30, 2013 offset by a decrease in the average yield of 59 basis points. For the nine months ended September 30, 2014, interest income on equity securities increased $2,000 as compared with the same period in 2013 due to an increase in the average balance of $1.1 million partially offset by a decrease in the average yield of 37 basis points.

Interest Expense.  Interest expense increased $19,000, or 3.0%, to $655,000 for the three months ended September 30, 2014 from $636,000 for the three months ended September 30, 2013.  The increase in interest expense was primarily due to an increase in interest paid on deposit accounts during the third quarter of 2014 of $36,000, increasing to $645,000 from $609,000 during the third quarter of 2013.  Offsetting the increase in interest expense was a decrease in borrowing expense which decreased to $9,000 for the three months ended September 30, 2014 compared with $22,000 for the three months ended September 30, 2013.  Interest expense increased $61,000, or 3.2%, to $2.0 million for the nine months ended September 30, 2014 from $1.9 million for the nine months ended September 30, 2013.

The increase in interest expense paid on deposits was primarily due to an increase in the average balance of deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $60.2 million, or 16.6%, to $423.5 million at an average cost of 0.28% during the third quarter of 2014 from $363.3 million at an average cost of 0.26% during the third quarter of 2013.  During the same period the average balance of time deposits decreased $614,000, or 0.4%, to $141.9 million in the third quarter of 2014 from $142.5 million during the third quarter of 2014 and the average rate paid on time deposits decreased 8 basis points. For the nine months ended September

30, 2014, the average costs of deposits was 0.45% as compared with 0.48% for the nine month period in 2013. In addition, the average balance of deposits increased $63.9 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. Total deposits increased $70.7 million from September 30, 2013, representing an increase in retail deposits of $21.5 million and an increase of $49.2 million in municipal deposits. The increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

The decrease in borrowing expense for the third quarter 2014 as compared to the third quarter 2013 was due to a decrease in the average balance of borrowings outstanding in the September 30, 2014 period to $1.2 million as compared with $9.9 million during the September 30, 2013 period partially offset by a 214 basis point increase in the average rate paid on borrowed funds. For the nine months ended September 30, 2014, interest expense on borrowings decreased $29,000 due to a decrease in the average outstanding balance of borrowings to $1.1 million as compared to $4.8 million for the nine month period 2013. The decrease in the average balance of borrowings reflects our decision not to renew the FHLB advances that matured during 2013 and 2014.

Provision for Loan Losses.  The total provision for loan losses was $270,000 for three months ended September 30, 2014 compared to $180,000 for the same three months ended in 2013. The total provision for loan losses was $470,000 and $380,000 for the nine months ended September 30, 2014 and 2013, respectively. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

The provision for loan losses made in the third quarter 2014 reflects the increase in the loan portfolio during the year notwithstanding the improvement in asset quality. In addition, other qualitative factors such as changes in the nature, volume and terms of loans have resulted in the increase in the allowance for loan loss reserve as a percentage of loans receivable compared to the prior year. We have increased our participation lending for commercial real estate and commercial loans over the past year which generally represent larger loan balances in comparison to the rest of our portfolio and in many instances we have to rely on other lending institutions for information although the loans are originated in accordance with the bank's underwriting policies. In addition, we have increased our indirect auto and recreational vehicle lending over the past twelve months resulting in an increase in that portfolio which generally has more charge-offs. Loans individually evaluated for impairment totaled $1.5 million at September 30, 2014 and had an allocated allowance for loan loss reserve of $109,000. Nonperforming loans totaled $607,000 or 0.17% of total loans at September 30, 2014 compared with $829,000 or 0.25% of total loans at September 30, 2013.   Classified loans totaled $8.8 million at September 30, 2014 as compared to $3.1 million as of September 30, 2013. Net charge-off activity for the nine months ended September 30, 2014 was $89,000 as compared with $86,000 in net charge-offs during the nine months ended September 30, 2013. The balance of the allowance for loan losses was $3.5 million or 0.98% of loans receivable at September 30, 2014 compared with $3.1 million or 0.92% of loans receivable at September 30, 2013.

Investment Gains (Losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended September 30, 2014 the market value of our trading securities decreased $1.5 million as compared with an increase of $127,000 in the 2013 period. For the nine months ended September 30, 2014, the market value of our trading securities decreased $684,000 as compared with an increase of $1.3 million for the same period in 2013. The decrease in fair value during 2014 was a result of the price decline in our Freddie Mac preferred stock offset by an increase in the market value of the Bank's other trading securities. The increase in market value of the Company's trading securities in the nine months ending September 30, 2013 was attributable to an increase in the price of our Freddie Mac preferred stock of $1.0 million in addition to $239,000 in gains received upon the sale of $2.5 million in certain trading assets during the period which was reflective of the increase in broader equity markets during that period.

During the third quarter of 2014, the Company realized $2.0 million of investment gains. This compares with realized gains of $275,000 during the three months ended September 30, 2013. For the nine months ended September 30, 2014, realized investment gains totaled $2.1 million as compared with realized gains of $542,000 for the same period in 2013.  During the third quarter of 2014, the remaining two trust preferred securities were sold resulting in a gain on sale of $2.0 million. During the second quarter of 2013, a trust preferred security was sold resulting in an investment gain of $208,000. The investment gains recorded in connection with the sales of trust preferred securities in both periods represents a recapture of impairment charges recognized in prior periods relating to that specific investment.

Non-Interest Income.  Non-interest income increased by $443,000, or 6.2%, to $7.6 million for the three months ended September 30, 2014 from $7.1 million for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, non-interest income increased by $2.3 million, or 10.6%, to $23.9 million from $21.6 million for the nine months ended September 30, 2013.

Revenue derived from commissions and fees on sales of non-banking products increased $509,000, or 8.7%, to $6.4 million during the three months ended September 30, 2014 as compared with $5.9 million during the three months ended September 30, 2013. Revenue derived from non-banking subsidiaries increased $2.0 million, or 11.2%, to $19.8 million for the nine months ended September 30, 2014 as compared with $17.8 million for the nine months ended September 30, 2013. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees increased $17,000, or 2.4%, to $724,000 for the three months ended September 30, 2014 compared to $707,000 the same three months ended in 2013. For the nine months ended September 30, 2014, deposit account service fees increased $28,000 as compared with the same period in 2013.

Excluding deposit account service fees, other operating income decreased $83,000, or 15.3% to $459,000 for the three months ended September 30, 2014 as compared to $542,000 during the three months ended September 30, 2013. For the nine months ended September 30, 2014, other operating income, excluding deposit account service fees, increased $351,000, or 21.2%, to $2.0 million as compared to $1.7 million for the same period in 2013. The increase for the nine months from the prior year was primarily the result of an increase in income from bank-owned life insurance.

The increases in non-interest income were partially offset by a decrease in loan sale and servicing income, which totaled $365,000 for the nine months ended September 30, 2014 as compared with $518,000 for the nine months ended September 30, 2013. The Bank sells substantially all of its fixed-rate residential mortgage loan originations with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk. The volume of fixed-rate residential mortgage loan sales has decreased during 2014 as compared with the 2013 period due to the prevalence of originations by the Bank of fixed rate loans with maturities of 15 years or less.

Non-Interest Expense.  Non-interest expense increased by $117,000 or 1.1%, to $11.0 million for the three months ended September 30, 2014 from $10.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, non-interest expense increased $1.6 million, or 5.0%, to $33.3 million as compared with $31.7 million for the same period in 2013. The increase in non-interest expense was primarily due to an increase in compensation and employee benefits combined with operating expenses associated with the increase in sales of insurance and other non-banking products through our subsidiaries. The increase in non-interest expense was also the result of organizational expenses incurred in the first and second quarter of 2014 for the creation of a broker-dealer subsidiary which received FINRA approval in April 2014.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2014 was $7.4 million, an increase of $289,000 or 4.1%, from the third quarter of 2013. Compensation expense for the nine months ended September 30, 2014 was $21.9 million, an increase of $1.4 million, or 6.7%, as compared with compensation expense of $20.5 million for the same period in 2013. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense increased $68,000, or 5.2%, to $1.4 million for the three months ended September 30, 2014 as compared to $1.3 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, building and occupancy expense increased $176,000, or 4.5%, to $4.1 million as compared with $3.9 million for the same period in 2013.

Other operating expenses decreased $240,000, or 9.5%, to $2.3 million for the three months ended September 30, 2014 as compared to $2.5 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, other operating expenses increased $44,000, or 0.6%, to $7.3 million as compared to $7.3 million for the same period in 2013. The increase in other operating expenses was primarily the result of organizational expenses incurred during the first and second quarter of 2014 for the creation of a broker-dealer subsidiary.

Provision for Income Taxes.  Provision for income taxes was $365,000 for the three months ended September 30, 2014, a decrease of $5,000 from the third quarter 2013 income tax provision of $370,000.  For the nine months ended September 30, 2014, the provision for income taxes was $1.6 million, an increase of $31,000 from $1.6 million for the same period in 2013. The effective tax rate was 24.8% during the first nine months of 2014 as compared with an effective tax rate of 25.9% for the same time period in 2013. The change in the effective tax rates for the specified periods is due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year. A comprehensive state tax reform package became law on March 31, 2014. Most of the new provisions are effective for 2015 and include apportionment and corporate rate reductions. Since the law was enacted, the projected post-2014 impact of the apportionment and rate reductions were required to be applied to our deferred tax inventory during the first quarter of 2014. The changes did not result in a material change to our income tax provision for the nine months ended September 30, 2014. However, there are still pending legislative uncertainties and the impact of these is unknown at this time.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2014, loan originations totaled $34.4 million compared to $29.4 million during the third quarter of 2013. The purchases of securities available-for-sale totaled $1.8 million during the third quarter of 2014 as compared to $19.2 million during the third quarter of 2013. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2014, the Company had outstanding commitments to originate loans of approximately $22.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $1.4 million at September 30, 2014 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $52.6 million at September 30, 2014 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of September 30, 2014, the total of cash, interest-earning demand accounts and federal funds sold was $44.3 million.

At September 30, 2014, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at September 30, 2014 and December 31, 2013 are detailed in the following tables.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014:
Total Capital
(to Risk Weighted Assets)	$74,821	16.90%	$35,425	8%	$44,281	10%
Tier I Capital
(to Risk Weighted Assets)	$71,330	16.11%	$17,712	4%	$26,569	6%
Tier I Capital
(to Average Assets)	$71,330	9.57%	$29,806	4%	$37,258	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)	$68,269	15.97%	$34,203	8%	$42,754	10%
Tier I Capital
(to Risk Weighted Assets)	$65,159	15.25%	$17,102	4%	$25,652	6%
Tier I Capital
(to Average Assets)	$65,159	9.03%	$28,848	4%	$36,060	5%

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

These changes will be phased in beginning January 2015. Our preliminary estimates indicate we are well-positioned to absorb the impact without constraining organic growth plans, although no assurance can be provided in that regard.

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

(Annualized where appropriate)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2014	2013	2014	2013
Performance Ratios:
Return on average assets	0.76%	0.58%	0.83%	0.85%
Return on average equity	6.06%	4.45%	6.87%	6.38%
Return on average tangible equity	8.34%	6.29%	9.56%	8.97%
Interest rate spread	2.95%	3.22%	2.89%	3.19%
Net interest margin	3.02%	3.29%	2.96%	3.27%
Efficiency ratio	87.05%	89.37%	85.32%	86.30%
Non-interest income to average total assets	3.92%	4.07%	4.12%	4.13%
Non-interest expense to average total assets	5.72%	6.24%	5.74%	6.06%
Average interest-earning assets as a ratio to average interest-bearing liabilities	117.62%	116.80%	116.16%	116.26%
Asset Quality Ratios:
Non-performing assets to total assets	0.11%	0.29%	0.11%	0.29%
Non-performing loans to total loans	0.17%	0.25%	0.17%	0.25%
Net charge-offs to average loans	0.01%	0.02%	0.03%	0.03%
Allowance for loan losses to non-performing loans	575.12%	370.33%	575.12%	370.33%
Allowance for loan losses to loans receivable	0.98%	0.92%	0.98%	0.92%
Capital Ratios:
Average equity to average total assets	12.50%	13.11%	12.14%	13.38%
Equity to total assets (end of period)	12.06%	12.55%	12.06%	12.55%
Tangible equity to tangible assets (end of period)	9.01%	9.15%	9.01%	9.15%

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at September 30, 2014, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At September 30, 2014, the Bank had $96.2 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 4.3 years, and fixed rate residential mortgage loans totaled $66.6 million representing 18.7% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended September 30, 2014.

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

Exhibits

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101* - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.
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

ONEIDA FINANCIAL CORP.
Date:	November 13, 2014	By:	/s/ Eric E. Stickels
Eric E. Stickels
President and Chief Operating Officer
Date:	November 13, 2014	By:	/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President and Chief Financial Officer