Form 10-K
period 2014-12-31
Oneida Financial Corp.
filed 2015-03-25
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the 5,110,746 shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the Registrant's common stock ($12.43) on June 30, 2014, as reported by the Nasdaq Market, was approximately $63.5 million.

As of March 13, 2015, there were issued and outstanding 7,026,880 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Annual Report to Stockholders (Part II).

PART I

ITEM 1.                BUSINESS

Oneida Financial Corp.

Oneida Financial Corp. (herein referred to as the “Company”) is a Maryland corporation.  Oneida Financial Corp. is a stock-owned savings and loan holding company. The Oneida Savings Bank (“Oneida Savings Bank”) is 100% owned by the Company and the Company is 100% owned by public stockholders.

The Company’s only significant assets are our investment in Oneida Savings Bank and cash. At December 31, 2014, Oneida Financial Corp. had consolidated assets of $798.2 million, total deposits of $689.2 million, and stockholders’ equity of $95.8 million.

The Company’s executive offices are located at 182 Main Street, Oneida, New York 13421.  Its telephone number at this address is (315) 363-2000 and its website address is www.oneidafinancial.com.  Information on this website is not and should not be considered to be a part of this Annual Report on Form 10-K.

On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger is subject to approval by the stockholders of Oneida Financial Corp. and regulatory authorities and is expected to be completed during the third quarter of 2015.

Oneida Savings Bank

Oneida Savings Bank is a New York chartered savings bank headquartered in Oneida, New York.  Oneida Savings Bank was originally founded in 1866 as a mutual savings bank.  In 1998, Oneida Savings Bank converted to a New York chartered stock savings bank and reorganized from the mutual to the two-tiered mutual holding company form of organization.  In 2010, Oneida Financial Corp. completed its conversion from the mutual holding company structure to stock ownership. Since 1998, the Bank has grown its traditional community banking franchise organically and through acquisitions of banks and non-bank companies that offer insurance sales, financial services, employee benefits consulting and other risk management products and services. The expansion into insurance and other financial services businesses has enabled Oneida Savings Bank to evolve from a traditional savings bank to a full-service financial services organization.

Oneida Savings Bank’s deposits are insured by the FDIC up to the maximum amount permitted by law.  Oneida Savings Bank is a community bank engaged primarily in the business of accepting deposits from customers through its main office and 10 full service branch offices and one limited service branch office and using those deposits, together with funds generated from operations and borrowings to make one-to-four family residential and commercial real estate loans, consumer loans and commercial business loans and to invest in mortgage-backed and other securities.  Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, The State Bank of Chittenango.  Oneida Savings Bank also sells insurance and other commercial services and products, provides employee benefit services and offers risk management services to help mitigate and prevent work related injuries through OneGroup NY, Inc. (formerly Bailey & Haskell Associates, Inc.), a wholly owned subsidiary, and provides financial and investment advisory services through Oneida Wealth Management, Inc., a wholly owned subsidiary.  During 2014, Oneida Savings Bank through its wholly owned subsidiary, Oneida Preferred Funding II, LLC, entered into a 50% investment in a limited liability company to redevelop and own real estate and enter into commercial leases. Oneida Savings Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the New York State Department of Financial Services.

The State Bank of Chittenango

The State Bank of Chittenango is a New York chartered limited purpose commercial bank headquartered in Chittenango, New York.  Oneida Savings Bank acquired State Bank of Chittenango in 2002 and retained the municipal banking operations of State Bank of Chittenango in a limited purpose wholly owned subsidiary.  New York State law prohibits a savings bank from directly soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.).  Holding State Bank of Chittenango as a limited purpose commercial bank subsidiary has enabled us to offer municipal deposit banking services throughout our market area.  At December 31, 2014, State Bank of Chittenango held $201.2 million in assets, consisting primarily of U.S. Government obligations, mortgage-backed securities and tax exempt securities.  The investment securities maintained at State Bank of Chittenango are used to collateralize $170.5 million in municipal deposits. All disclosures in this Annual Report on

Form 10-K relating to Oneida Financial Corp.’s investments and deposits include the investments and deposits that are held by State Bank of Chittenango.

OneGroup NY, Inc.

OneGroup NY, Inc. ("OneGroup") (formerly Bailey & Haskell Associates, Inc.) is the wholly owned insurance agency, risk management and employee benefit subsidiary of Oneida Savings Bank and is headquartered in Oneida, New York. It has six other offices in New York State and one office in South Carolina. Oneida Savings Bank completed the acquisition of OneGroup in 2000. OneGroup is a full-service insurance, risk management and employee benefits firm with over 150 employees providing services to over 19,000 customers.  OneGroup offers personal and commercial property insurance and other risk management products and services.  In addition, OneGroup offers employee benefit related services. OneGroup represents many leading insurance companies, including Travelers, CNA, Hartford, Progressive, Cincinnati and Utica National. We have acquired seven insurance agencies in the years following the acquisition of OneGroup, including Schenectady Insuring Agency, Inc., which was added during 2012. All of the acquired insurance agencies were merged into OneGroup.

The risk management services provided by OneGroup were those previously provided through the wholly owned risk management subsidiary Workplace Health Solutions. Workplace Health Solutions was established in January 2008 as a risk management company with services to help mitigate and prevent work related injuries.  Specifically, Workplace Health Solutions works with employers to develop informed hiring programs, coordinates employee training programs and consults with and advises employers relative to workers’ compensation coverage and incidents.  In addition, Workplace Health Solutions develops a network of medical professionals to evaluate injured workers and arrange for proper treatment of and recovery from workplace injuries from a risk management perspective.  Workplace Health Solutions was developed to complement and refer the products and services offered by our other subsidiaries with an overall philosophy of providing innovative risk management services.  Effective January 1, 2013, Workplace Health Solutions was merged with OneGroup to better align services provided to customers.

The combination of acquired agencies and organic growth has resulted in total revenue for the year ended December 31, 2014 of $21.5 million, an increase of 9.1% or $1.8 million, from $19.7 million for the year ended December 31, 2013. All disclosures in this Annual Report on Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of OneGroup.

Oneida Wealth Management, Inc.

Oneida Wealth Management, Inc. was approved as a broker-dealer registered with the Securities and Exchange Commission (SEC) and became a member of Financial Industry Regulatory Authority (FINRA) on April 10, 2014. Prior to April 10, 2014, Oneida Wealth Management, Inc. was a financial and investment advisory services firm which acted as an agent for and cleared securities through Cadaret, Grant and Co. on an introducing basis. Oneida Wealth Management, Inc. is wholly owned by Oneida Savings Bank and was acquired in 2006 previously known as Benefit Consulting Group, Inc. Benefit Consulting Group, Inc. changed its name to Oneida Wealth Management, Inc. in June 2013. Oneida Wealth Management, Inc. offers securities transactions to its customers. Oneida Wealth Management, Inc. clears all of its securities transactions on a fully-disclosed basis through Pershing LLC, a subsidiary of the Bank of New York Mellon. Oneida Wealth Management, Inc. is headquartered in North Syracuse, New York and operates from offices in Oneida, New York and satellite offices in several branch offices of Oneida Savings Bank. Oneida Wealth Management, Inc. had total revenue of $3.1 million for the year ended December 31, 2014, an increase of 22.5% or $561,000 from $2.5 million for the year ended December 31, 2013.  All disclosures in this Annual Report on Form 10-K relating to Oneida Financial Corp. are consolidated to include the activities of Oneida Wealth Management.

Oneida Preferred Funding Corp.

Oneida Savings Bank established Oneida Preferred Funding Corp. in 1999 as a wholly owned real estate investment trust subsidiary.  At December 31, 2014, Oneida Preferred Funding Corp. held $153.5 million in mortgage and mortgage related assets.  All disclosures in this Annual Report on Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding Corp.

Oneida Preferred Funding II, LLC

Oneida Savings Bank established Oneida Preferred Funding II, LLC in 2014 as a wholly owned subsidiary to redevelop and own real estate and enter into commercial leases. Oneida Preferred Funding II, LLC owns a 50% interest in 706 N. Clinton, LLC. 706 N. Clinton, LLC was created to redevelop the building and site formerly operating as Nabisco Baking Company in Syracuse, New York. The redeveloped site will become the Syracuse operations of OneGroup and Oneida Wealth Management, Inc. collectively. The other 50% owner in 706 N. Clinton, LLC is 105 Spencer Street, LLC which is owned by the building developer and real estate property manager. At December 31, 2014, Oneida Preferred Funding II, LLC held $4.4 million in total assets. All disclosures in this Annual Report on Form 10-K relating to Oneida Financial Corp.’s loans and investments include loans and investments that are held by Oneida Preferred Funding II, LLC.

Market Area

We conduct business from our headquarters, ten full service branch offices and one limited service branch office throughout Madison and Oneida Counties.  Our primary lending area is Madison and Oneida Counties in New York and the surrounding counties and most of our deposit customers reside in the same area.  The City of Oneida is located approximately 30 miles east of Syracuse and 20 miles west of Utica.  Our market area is characterized as rural and serves as a bedroom community to the cities of Syracuse and Utica, New York.  The economy in our market area is relatively diverse with health care, college/university, financial/insurance and tourism/recreation being the most prominent sectors as well as light manufacturing and technology related industries.  The largest employers in our market area includes Oneida Nation’s Turning Stone Casino and Resort, Oneida Healthcare Center and other local and regional medical facilities, Colgate University and Morrisville College.  There are also many small to mid-sized businesses that employ fewer than 100 persons and support the local economy.

Our primary market area has remained a stable banking market.  As of December 2014, the unemployment rates in Madison and Oneida Counties in New York were 6.5% and 5.6%, respectively, compared to the State of New York’s average of 5.7% and the national average of 5.4%, according to the United States Department of Labor.  As of June 30, 2014, median household income levels ranged from $49,773 to $53,206 in the two counties where we maintain branch offices.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$122,195	33.0%	$117,379	34.7%	$105,040	33.5%	$88,876	30.8%	$90,473	31.5%
Multi-family	13,056	3.5	10,787	3.2	11,052	3.5	12,270	4.2	12,485	4.3
Home equity	53,150	14.4	49,424	14.7	47,083	15.0	44,980	15.6	42,122	14.6
Construction and land	5,422	1.5	8,942	2.6	7,126	2.3	5,111	1.8	6,236	2.2
Commercial real estate	75,503	20.4	71,606	21.2	66,154	21.1	65,235	22.6	59,547	20.7
Total real estate loans	269,326	72.8	258,138	76.4%	236,455	75.4	216,472	75.0	210,863	73.3
Consumer Loans:
Automobile loans	40,053	10.8	25,840	7.6%	26,214	8.4	30,841	10.7	32,263	11.2
Recreational vehicles	4,748	1.3	1,316	0.4	1,409	0.4	1,470	0.5	1,350	0.5
Personal loans	1,521	0.4	1,184	0.4	1,520	0.5	1,413	0.5	1,657	0.6
Other consumer loans	561	0.2	491	0.1	536	0.2	616	0.2	609	0.2
Total consumer loans	46,883	12.7	28,831	8.5	29,679	9.5	34,340	11.9	35,879	12.5
Commercial business loans	53,669	14.5	50,876	15.1	47,464	15.1	37,695	13.1	40,965	14.2
Total consumer and commercial business loans	100,552	27.2	79,707	23.6	77,143	24.6	72,035	25.0	76,844	26.7

Total loans	$369,878	100.0%	$337,845	100.0%	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%

Loan fees	1,483		966		881		997		1,048
Allowance for loan losses	(3,502)		(3,110)		(2,776)		(2,900)		(4,276)
Total loans receivable, net	$367,859		$335,701		$311,703		$286,604		$284,479

The following table sets forth the composition of our loan portfolio (including loans held for sale) by fixed and adjustable rates at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
FIXED-RATE LOANS:
Real Estate Loans:
One-to-four family	$69,316	18.7%	$65,335	19.3%	$51,640	16.5%	$34,462	11.9%	$32,173	11.2%
Multi-family	—	—	12	—	63	—	119	—	120	—
Home equity	22,034	6.0	20,179	6.0	18,898	0.1	15,600	5.4	13,492	4.7
Construction and land	3,952	1.1	8,531	2.5	6,278	—	3,526	1.2	2,263	0.8
Commercial real estate	6,812	1.8	7,322	2.2	5,913	—	4,012	1.4	2,938	1.0
Total real estate loans	102,114	27.6	101,379	30.0	82,792	0.3	57,719	19.9	50,986	17.7
Total consumer loans	46,819	12.7	28,723	8.5	29,230	0.1	33,244	11.5	34,805	12.1
Total commercial business loans	30,186	8.2	29,505	8.8	27,096	0.1	22,321	7.8	21,665	7.5
Total fixed-rate loans	179,119	48.5	159,607	47.3	139,118	0.4	113,284	39.2	107,456	37.3
ADJUSTABLE-RATE LOANS:
Real Estate Loans:
One-to-four family	$52,879	14.3%	$52,044	15.4%	$53,400	17.0%	$54,414	18.9%	$58,300	20.3%
Multi-family	13,056	3.5	10,775	3.2	10,989	—	12,151	4.2	12,365	4.3
Home equity	31,116	8.4	29,245	8.7	28,185	0.1	29,380	10.2	28,630	9.9
Construction and land	1,470	0.4	411	0.1	848	—	1,585	0.6	3,973	1.4
Commercial real estate	68,691	18.6	64,284	19.0	60,241	0.2	61,223	21.2	56,609	19.7
Total real estate loans	167,212	45.2	156,759	46.4	153,663	0.5	158,753	55.1	159,877	55.6
Total consumer loans	64	—	108	—	449	—	1,096	0.4	1,074	0.4
Total commercial business loans	23,483	6.3	21,371	6.3	20,368	0.1	15,374	5.3	19,300	6.7
Total adjustable-rate loans	190,759	51.5	178,238	52.7	174,480	0.6	175,223	60.8	180,251	62.7
Total loans	$369,878	100.0%	$337,845	100.0%	$313,598	100.0%	$288,507	100.0%	$287,707	100.0%
Loan fees	1,483		966		881		997		1,048
Allowance for loan losses	(3,502)		(3,110)		(2,776)		(2,900)		(4,276)
Total loans receivable, net	$367,859		$335,701		$311,703		$286,604		$284,479

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

We originate both adjustable-rate and fixed-rate one-to-four family loans.  As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to-four family loan originations consisted of fixed-rate one-to-four family mortgage loans.  Our practice in recent years has been to sell in the secondary market substantially all of our fixed-rate one-to-four family loan originations with maturities exceeding fifteen years on a servicing retained basis without recourse to Oneida Savings Bank.  Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future.  In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio.  At December 31, 2014, loans serviced by Oneida Savings Bank for others totaled $98.4 million.  During the years ended December 31, 2014 and December 31, 2013, we sold $7.2 million and $12.4 million, respectively, in fixed-rate one-to-four family loans.  As of December 31, 2014, we had $2.7 million of mortgage loan forward sale commitments.  The fair value of these commitments is not material.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks.  As interest rates increase, the underlying required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At December 31, 2014, $52.9 million, or 14.3% of our loan portfolio consisted of one-to-four family residential loans with adjustable interest rates.

All one-to-four family residential mortgage loans originated by Oneida Savings Bank include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2014, approximately $122.2 million, or 33.0% of our loan portfolio, consisted of one-to-four family residential loans.

Home Equity Loans.  We offer home equity loans that are secured by the borrower’s primary residence.  We offer a home equity line of credit under which the borrower is permitted to draw on the home equity line of credit during the first ten years after it is originated and repay the outstanding balance over a term not to exceed 25 years from the date the line of credit is originated.  The interest rates on home equity lines of credit adjust monthly at a margin over the prime interest rate.  We also offer a home equity product providing for a fixed-rate of interest.  Both adjustable-rate and fixed-rate home equity loans are underwritten under the same criteria that we use to underwrite one-to-four family fixed-rate loans.  Fixed-rate home equity loans are originated with terms up to fifteen years.  Home equity loans may be underwritten with a loan to value ratio of 90% when combined with the principal balance of the existing mortgage loan.  The maximum amount of a home equity loan may not exceed $1.0 million unless approved by the Board of Directors.  We generally require an appraisal on the property securing loans in excess of $75,000 at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity loans.  We utilize alternative methods in determining the value of properties of loans less than $75,000 such as a limited appraisal or review of tax bills.  At December 31, 2014, the outstanding balance of home equity loans totaled $53.2 million, or 14.4% of our loan portfolio.

Commercial Real Estate Loans. At December 31, 2014, $88.6 million, or 23.9% of the total loan portfolio consisted of commercial real estate and multi-family loans.  Commercial real estate and multi-family residential loans are secured by office buildings, medical facilities, mixed-use properties, religious facilities, other commercial properties and multi-family residential properties. We originate adjustable rate commercial mortgage loans with terms of up to 20 years.  The maximum loan-to-value ratio of commercial real estate loans is 80%.  At December 31, 2014, the largest commercial real estate loan had a principal balance of $5.9 million and was secured by an office building, fixtures and business assets.   This loan was performing in accordance with its original terms at December 31, 2014.

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

Construction and Land.  At December 31, 2014, construction and land loans totaled $5.4 million, or 1.5% of the total loan portfolio.  We generally do not originate speculative construction loans, and we had no such loans in our portfolio at December 31, 2014. Our construction and land loans consisted of $554,000 of fixed-rate one-to-four family residential construction loans as well as $4.9 million of commercial new construction loans.  One-to-four family residential construction loans are offered as interest-only loans at a fixed rate of interest for up to a five month construction period.  Immediately following the construction period the loan begins monthly amortizing payments consistent with the terms of the one-to-four family permanent mortgage loan product.  Commercial construction loans can consist of land development loans or new building construction loans as well as purchased participation loans that include new building construction loans.  Land development loans are collateralized by a mortgage on the property which is supported by an appraisal.  Commercial construction loans are given for the construction phase of a building.  There can be an interest only period not exceeding one year for new construction loans. Once the construction is completed, the loan is transferred into permanent financing.  Draws for both residential and commercial new construction are based on the loan approval, commitment letter, and a building and loan agreement.  Property inspections during the construction phase are also required.

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

Consumer Lending.  At December 31, 2014, consumer loans totaled $46.9 million, or 12.7% of the total loan portfolio.  Our consumer loans consist primarily of automobile loans, recreational vehicle loans, secured personal loans (secured by bonds, equity securities or other readily marketable collateral), and other consumer loans (consisting of passbook loans and unsecured home improvement loans).  Consumer loans are generally originated with terms to maturity of three to seven years.  Historically, we have sought to increase the level of consumer loans primarily through increased automobile lending.   We participate in a number of indirect automobile lending programs with local automobile dealerships.  All indirect automobile loans must satisfy our underwriting criteria for automobile loans originated directly by us to the borrower and must be approved by one of our lending officers.  At December 31, 2014, loans secured by automobiles totaled $40.1 million, of which $30.3 million were originated through our indirect automobile lending program.   We have also sought to increase the level of automobile loans directly to borrowers by increasing marketing efforts with existing customers.  Automobile loans generally do not have terms exceeding seven years.  We do not provide financing for leased automobiles.

During 2014, we sought to increase the level of indirect recreational vehicle loans by working directly with local recreational vehicle dealerships. The recreational vehicle loans are generally originated with terms to maturity of five to twenty years and all indirect recreational vehicle loans must also satisfy our underwriting criteria for recreational vehicle loans originated directly by us to the borrower and must be approved by one of our lending officers. At December 31, 2014, loans secured by recreational vehicles totaled $4.7 million, of which $3.2 million were originated through our indirect recreational vehicle program.

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

Commercial Business Loans.  At December 31, 2014, we had $53.7 million of commercial business loans which represented 14.5% of the total loan portfolio.  Commercial business loans are originated with terms of up to ten years, at fixed rates of interest except for lines of credit which have variable rates of interest.  Commercial business loans are generally originated to persons with a prior relationship with Oneida Savings Bank or referrals from persons with a prior relationship with Oneida Savings Bank. The decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral which generally consists of receivables, inventory and equipment.  We generally require annual financial statements and tax returns from our commercial business borrowers and personal guarantees from the commercial business borrowers.  We also generally require an appraisal of any real estate that secures the commercial business loan.  We also work with other local institutions on larger participation commercial business loans that meet our underwriting criteria and are also located within our market area. At December 31, 2014, the largest commercial business loan totaled $3.0 million, which was unsecured. This loan is performing in accordance with its original terms at December 31, 2014. At December 31, 2014, unsecured commercial business loans totaled $4.2 million.

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

Loan Maturity Schedule.  The following table sets forth certain information as of December 31, 2014, regarding the amount of loans (including loans held for sale) maturing in our portfolio.  Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less.  All loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years		Five Through Ten Years	Ten Through Twenty- Five Years	Beyond Twenty- Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$57	$468	$1,836		$20,333	$86,144	$13,357	$122,195
Multi-family	—	14	96		1,830	8,764	2,352	13,056
Home equity	868	5,497	10,635	31	30,511	5,639	—	53,150
Construction and land	5,422	—	—		—	—	—	5,422
Commercial real estate	38	1,206	2,464		20,269	45,639	5,887	75,503
Total real estate loans	6,385	7,185	15,031		72,943	146,186	21,596	269,326
Consumer loans	768	7,752	18,311		16,914	3,103	35	46,883
Commercial business loans	14,941	7,604	11,499		17,035	2,450	140	53,669
Total loans	$22,094	$22,541	$44,841		$106,892	$151,739	$21,771	$369,878

Fixed- and Adjustable-Rate Loan Schedule.  The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans (including loans held for sale) due after December 31, 2015.  Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans
One-to-four family	$69,303	$52,835	$122,138
Multi-family	—	13,056	13,056
Home equity	21,953	30,329	52,282
Construction and land	—	—	—
Commercial real estate	6,804	68,661	75,465
Total real estate loans	98,060	164,881	262,941
Consumer loans	46,055	60	46,115
Commercial business loans	27,700	11,028	38,728
Total loans	$171,815	$175,969	$347,784

Loan Origination, Sales and Repayments.  The following table sets forth our loan origination, sales and repayment activities for the periods indicated.  Purchased loans represent individual commercial business loans and construction loans which are considered participation loans.  The sales of loans represent one-to-four family fixed-rate loans that are sold in the secondary market within the normal course of business as well as construction loans in which a portion of the loan has been sold.

	Year Ended December 31,
	2014	2013	2012
Originations by Type:	(In thousands)
Adjustable-Rate:
Real estate:
One-to-four family	$6,501	$8,379	$8,919
Multi-family	2,944	664	320
Home equity	9,623	9,672	7,626
Construction and land	7,687	130	15,026
Commercial real estate	7,481	3,972	5,824
Total real estate loans	34,236	22,817	37,715
Consumer loans	—	290	655
Commercial business loans	1,972	2,504	1,597
Total adjustable rate loans	$36,208	$25,611	$39,967
Fixed-Rate:

Real estate:
One-to-four family	$17,115	$32,505	$46,793
Multi-family	—	—	—
Home equity	7,511	6,498	8,373
Construction and land	2,483	10,068	1,353
Commercial real estate	384	1,386	155
Total real estate loans	27,493	50,457	56,674
Consumer loans	35,387	15,994	13,540
Commercial business loans	13,420	15,014	20,729
Total fixed rate loans	$76,300	$81,465	$90,943
Total loans originated	$112,508	$107,076	$130,910
Purchased:
Adjustable-Rate:
Real estate:
Construction and land	$4,600	$—	$1,357
Total real estate loans	4,600	500	1,357
Consumer loans	—	—	—
Commercial business loans	—	—	3,470
Total adjustable loans	$4,600	$500	$4,827
Fixed-Rate:
Commercial business loans	7,595	500	2,692
Total fixed rate loans	$7,595	$500	$2,692
Total loans purchased	$12,195	$1,000	$7,519
Sales:
Real estate:
One-to-four family	$7,219	$12,358	$22,868
Construction and land	1,197	2,620	2,987
Total real estate loans	8,416	14,978	25,855
Commercial loans	—	—	—
Total loans sold	$8,416	$14,978	$25,855
Repayments:
Real estate:
One-to-four family	$11,581	$16,187	$16,680
Multi-family	675	929	1,538
Home equity	13,408	13,829	13,896
Construction and land	17,093	5,762	12,734
Commercial real estate	3,968	406	5,060
Total real estate loans	46,725	37,113	49,908
Consumer loans	17,335	17,132	18,856
Commercial business loans	20,194	14,606	18,719
Total repayments	$84,254	$68,851	$87,483
Total reductions	$92,670	$83,829	$113,338
Net increase	$32,033	$24,247	$25,091

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

At December 31, 2014, the largest amount loaned to one borrower consisted of seven commercial real estate loans and seven commercial loans with an outstanding balance totaling $4.3 million and available credit of $4.0 million.  This amount was secured by commercial property including multiple office buildings and business assets as well as various one-to-four family and farm properties. The loans also carry personal guarantees.  At December 31, 2014 this lending relationship was performing in accordance with its original terms.

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

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis and are generally placed on non-accrual status when they are 90 days past due or earlier when, in the opinion of management, the collection of additional interest is doubtful.  Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income.

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

The following table sets forth certain delinquencies in our loan portfolio as of December 31, 2014.  When a loan is delinquent 90 days or more or earlier when, in the opinion of management, the collection of additional interest is doubtful, we fully reverse all interest accrued and cease to accrue interest thereafter.

	Loans Delinquent for:
	60-89 Days			90 Days or More				Total Delinquent Loans
	Number	Amount		Number		Amount		Number		Amount
	(Dollars in thousands)
One-to-four family	—	$—		2		$267		2		$267
Consumer	1	11	—	—	—	—	—	1	—	11
Commercial business	1	56		—		—		1		56
Total	2	$67		2		$267		4		$334

Nonaccrual Loans and Nonperforming Assets.  The following table sets forth information regarding nonaccrual loan and other nonperforming assets.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans:
One-to-four family	$267	$218	$279	$382	$247
Multi-family	—	—	—	—	—
Home equity	—	262	150	150	—
Construction and land	—	—	—	—	—
Commercial real estate	—	—	—	836	1,555
Consumer	—	—	—	—	—
Commercial business	39	49	59	69	2,175
Total	306	529	488	1,437	3,977
Accruing loans delinquent more than 90 days:
Commercial real estate	—	—	238	—	—
Total	—	—	238	—	—
Total nonperforming loans	$306	$529	$726	$1,437	$3,977
Foreclosed assets:
Total	$246	$71	$—	$190	$199
Non-accruing investment securities
Trust preferred securities	—	—	1,458	3,615	3,402
Total	$—	$—	$1,458	$3,615	$3,402
Total nonperforming assets	$552	$600	$2,184	$5,242	$7,578
Total nonperforming loans as a percentage of total loans	0.08%	0.16%	0.23%	0.50%	1.38%
Total nonperforming assets as a percentage of total assets	0.07%	0.08%	0.32%	0.79%	1.15%

Of our total nonperforming loans at December 31, 2014 of $306,000, $267,000 consisted of two one-to-four family loans. We believe that the two one-to-four family loans are adequately collateralized and we do not anticipate any losses on such loans.  These loans are in various stages of foreclosure. In addition, $39,000 of the nonperforming loans consisted of two commercial loans, both of which are partially guaranteed by SBA. Both of the commercial loans were considered to be troubled debt restructurings and impaired at December 31, 2014 and had an allocated allowance for loan loss reserve of $3,000.   We do not anticipate a material loss on either of these loans. As of December 31, 2012, $1.5 million representing six trust preferred securities were considered nonaccrual. These trust preferred securities were sold/liquidated during 2013 and a loss of $116,000 was realized.

During the years ended December 31, 2014 and 2013, respectively, gross interest income of $75,000 and $81,000 would have been recorded on nonaccruing loans under their original terms, if the loans had been current throughout the period.  No interest income was recorded on nonaccruing loans during the years ended December 31, 2014 and 2013.

The Company has a recorded investment in troubled debt restructurings of $804,000, $926,000 and $662,000 as of December 31, 2014, 2013 and 2012, respectively.  There were no troubled debt restructurings as of December 31, 2011 and 2010.  The Company allocated $58,000, $59,000 and $186,000 respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014, 2013 and 2012. As of December 31, 2014, two of the loans with a principal balance of $39,000 and a specific allowance of $3,000 were considered impaired and on nonaccrual and are included in the table presented above.  The five remaining loans totaling $765,000 with a specific allowance of $55,000 were commercial lines of credit which were not paid in full at the time of maturity.  The loan maturity dates were extended and the reduction in interest rates were to below market rates. As of December 31, 2014, all troubled debt restructurings were performing in accordance with the modified loan terms.

Classification of Assets.  On the basis of management’s review of our assets, at the dates indicated we had classified assets and other criticized assets as follows:

	At December 31,
	2014	2013	2012
	(In thousands)
Classified assets:
Substandard	$4,289	$1,871	$995
Doubtful	—	—	—
Loss	—	—	—
Total classified assets	4,289	1,871	995
Impaired assets	1,510	1,429	2,543
Special mention	4,090	—	—
Other asset	1,950	1,950	—
Total criticized assets	$11,839	$5,250	$3,538

At December 31, 2014, our classified assets included loans identified by bank regulatory definitions of “substandard”.  We had no assets classified as “doubtful” or "loss" at December 31, 2014.  Substandard assets consisted of (i) seven commercial relationships with a principal balance of $4.0 million and (ii) two one-to-four family residential loans with a principal balance of $267,000.  In addition to the classified assets, we have identified certain impaired assets at December 31, 2014 consisting of (i) three commercial real estate loans with a principal balance of $462,000 and (ii) eleven commercial loans with a principal balance of $1.0 million. Included as a component of criticized assets are loans identified as “special mention” as determined by management according to regulatory guidance.  At December 31, 2014, we had three commercial relationships with a principal balance of $4.1 million identified as special mention. In addition, we have a classified other asset totaling $2.0 million which represents surplus notes to an insurance company specializing in professional liability for medical malpractice. This asset is considered classified based on changes in management at the insurance company and the loss taken during 2012 related to a similar investment in an insurance company specializing in long-term care facilities. These surplus notes were performing as of December 31, 2014. We no not anticipate a loss on these notes.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.   The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on the historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  Management makes appropriate provisions for loan losses on a quarterly basis.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and valuation of real estate owned.  Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  At December 31, 2014, the allowance for loan losses was $3.5 million, which amounted to 0.95% of loans, net and 1,144.44% of nonperforming loans.   For the years ended December 31, 2014 and 2013, we had net charge-offs of $108,000 and $116,000, respectively, against the allowance.

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,110	$2,776	$2,900	$4,276	$2,901
Charge-offs:
One-to-four family	11	54	8	27	159
Multi-family	—	—	—	—	—
Home equity	52	1	30	13	143
Construction and land	—	—	—	—	—
Commercial real estate	—	—	654	80	—
Consumer	141	191	207	249	250
Commercial business	—	36	35	2,273	57
Total	204	282	934	2,642	609
Recoveries:
One-to-four family	3	1	2	—	—
Multi-family	—	—	—	—	—
Home equity	—	1	1	4	1
Construction and land	—	—	—	—	—
Commercial real estate	5	1	2	5	6
Consumer	87	112	64	151	191
Commercial business	1	1	1	56	136
Total	96	116	70	216	334
Net charge-offs	(108)	(166)	(864)	(2,426)	(275)
Provision charged to operations	500	500	740	1,050	1,650
Balance at end of period	$3,502	$3,110	$2,776	$2,900	$4,276
Allowance for loan losses as a percentage of total loans receivable, net	0.95%	0.93%	0.89%	1.02%	1.51%

Ratio of net charge-offs to average loans	0.03%	0.05%	0.29%	0.85%	0.09%

Ratio of net charge-offs to non-performing loans	35.29%	31.38%	119.01%	168.82%	6.91%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

	At December 31,
	2014			2013			2012
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$501	$122,195	33.0%	$678	$117,379	34.7%	$571	$105,040	33.5%
Multi-family	132	13,056	3.5	108	10,787	3.2	107	11,052	3.5
Home equity	295	53,150	14.4	300	49,424	14.7	282	47,083	15.0
Construction and land	49	5,422	1.5	86	8,942	2.6	67	7,126	2.3
Commercial real estate	904	75,503	20.4	806	71,606	21.2	683	66,154	21.1
Consumer	445	46,883	12.7	261	28,831	8.5	232	29,679	9.5
Commercial business	1,176	53,669	14.5	871	50,876	15.1	834	47,464	15.1
Total	$3,502	$369,878	100.0%	$3,110	$337,845	100.0%	$2,776	$313,598	100.0%

	At December 31,
	2011			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family	$464	$88,876	30.8%	$429	$90,473	31.5%
Multi-family	86	12,270	4.2	76	12,485	4.3
Home equity	265	44,980	15.6	265	42,122	14.6
Construction and land	33	5,111	1.8	37	6,236	2.2
Commercial real estate	1,191	65,235	22.6	464	59,547	20.7
Consumer	326	34,340	11.9	337	35,879	12.5
Commercial business	535	37,695	13.1	2,668	40,965	14.2
Total	$2,900	$288,507	100.0%	$4,276	$287,707	100.0%

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

The Company had $1.0 million invested in two trust preferred securities as of December 31, 2013 which had unrealized gains of $1.5 million. Both of these securities had fixed rate of interest and were placed back on accrual during 2012. The trust preferred securities were pooled issuances. The two trust preferred securities which had a remaining principal balance of $906,000 were sold and a gain of $2,043,000 was recorded during the three months ended September 30, 2014. The Company had no investments in trust preferred securities as of December 31, 2014.

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

At December 31, 2014, we had a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which had been rated below investment grade but has not been rated since December 31, 2013.  This is a variable rate note based on the six month LIBOR. The current rate on the security is 1.34%. The unrealized loss on this security was $1.0 million and $1.1 million as of December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014, Strats-Goldman Sachs was paying as agreed.  This loss has not been considered other-than-temporary in that we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the recovery of the cost basis, which may be at maturity.

Investment Securities.  At December 31, 2014, we had $189.8 million, or 23.8% of total assets, invested in investment securities, which consisted primarily of U.S. Government obligations, tax-exempt securities and corporate debt obligations.  Investment securities increased $20.8 million or 12.3% at December 31, 2014 as compared to December 31, 2013.  The increase in investment securities was primarily the result of an increase in municipal deposits requiring collateralization partially offset by the growth in net loans receivable.

We are required to designate securities as held-to-maturity, available-for-sale or trading, depending on our ability and intent regarding our investments.  As of November 30, 2013, the Company transferred securities totaling $98.9 million with unrealized losses of $4.3 million from available-for-sale to the held-to-maturity portfolio. These securities were transferred to help mitigate interest rate risk on the most price sensitive securities. As a result, the securities are carried at the fair value at the time of transfer, which established a new amortized cost basis for book, and the difference between the par value of the securities and the fair value at the date of transfer will be accreted as an adjustment of yield.

Investment securities in which the fair value option has been elected are considered trading assets and are recorded at fair value with changes in fair value included in earnings.  Trading securities, which consisted of common and preferred equity securities, totaled $3.9 million or 0.5% of total assets at December 31, 2014.

At December 31, 2014, our investment securities portfolio had a weighted average life of 6.97 years.

Investment Securities.  The following table sets forth certain information regarding the investment securities and other interest earning assets as of the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Investment securities available-for-sale:
U.S. Agency	$27,255	$27,232	$19,284	$17,735	$47,211	$47,284	$30,422	$30,578	$70,214	$69,145
Corporate	35,345	34,097	31,135	28,790	40,740	40,145	33,306	31,476	21,990	21,104
Trust preferred securities	—	—	1,000	2,518	5,583	5,621	6,266	3,615	6,857	3,403
Agency asset backed securities	8,734	8,790	5,501	5,402	5,800	5,829	1,919	1,904	—	—
State and municipal	33,004	34,218	32,608	33,308	39,924	42,721	45,525	48,034	50,249	49,070
Small Business Administration	6,835	6,970	3,349	3,359	13,303	13,766	9,995	10,151	3,027	2,936
Total	$111,173	$111,307	$92,877	$91,112	$152,561	$155,366	$127,433	$125,758	$152,337	$145,658
Average remaining life of investment securities available-for-sale	6.56 years		6.86 years		6.65 years		6.14 years		6.00 years

Investment securities held-to-maturity:
U.S. Agency	$41,703	$43,977	$42,185	$41,436	$1,000	$1,039	$13,627	$13,820	$3,998	$4,138
State and municipal	27,506	29,003	25,584	25,874	9,779	10,717	8,161	9,263	8,270	8,754
Small Business Administration	9,302	9,541	10,131	10,032	394	397	503	509	663	663
Total	$78,511	$82,521	$77,900	$77,342	$11,173	$12,153	$22,291	$23,592	$12,931	$13,555
Average remaining life of investment securities held-to-maturity	7.54 years		8.15 years		5.34 years		6.01 years		6.56 years
Trading securities:
Equity securities		3,900		5,063		5,630		7,010		7,691
Total		$3,900		$5,063		$5,630		$7,010		$7,691
Other interest earning assets:
Interest-earning deposits with banks	5,634	5,634	12,383	12,383	1,406	1,406	9,521	9,521	497	497
Federal funds sold	12,013	12,013	14,243	14,243	3,322	3,322	17,661	17,661	18,134	18,134
FHLB Stock	1,391	1,391	1,588	1,588	1,936	1,936	2,102	2,102	2,109	2,109
Total	$19,038	$19,038	$28,214	$28,214	$6,664	$6,664	$29,284	$29,284	$20,740	$20,740

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities and weighted average yields for our available-for-sale investment portfolio at December 31, 2014.

	At December 31, 2014
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in thousands)
U.S. Agency	$20	$4,246	$16,011	$6,955	$27,232
Corporate	1,509	1,995	18,609	11,984	34,097
Agency asset backed securities	—	—	3,725	5,065	8,790
State and municipal	598	9,007	22,261	2,352	34,218
Small Business Administration	8	—	4,144	2,818	6,970
Total securities	$2,135	$15,248	$64,750	$29,174	$111,307

Weighted average yield (1)	2.53%	3.26%	2.98%	2.45%	2.86%

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

The following table sets forth the scheduled maturities and weighted average yields for our held-to-maturity investment portfolio at December 31, 2014.

	At December 31, 2014
	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(Dollars in thousands)
U.S. Agency	$—	$1,963	$25,500	$14,240	$41,703
State and municipal	601	5,908	14,652	6,345	27,506
Small Business Administration	17	154	1,169	7,962	9,302
Total securities	$618	$8,025	$41,321	$28,547	$78,511

Weighted average yield (1)	2.11%	3.51%	2.78%	3.08%	2.96%

(1) Weighted average yield has not been adjusted to reflect tax equivalent adjustments.

Mortgage-Backed Securities.  We purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower our credit risk; and (iii) increase liquidity.  At December 31, 2014, we had $115.9 million or 14.5% of total assets invested in mortgage-backed securities, of which $50.9 million were classified as held-to-maturity.  The mortgage-backed securities portfolio had coupon rates ranging from 0.51% to 7.18%, a weighted average yield of 2.31% and a weighted average life (including payment assumption) of 5.12 years at December 31, 2014.

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

In addition, the market value of such securities may be adversely affected by changes in interest rates. Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of our mortgage-backed securities portfolio. Of our $115.9 million mortgage-backed securities portfolio at December 31, 2014, $8.3 million with a weighted average yield of 2.13% had contractual maturities within five years, $8.9 million with a weighted average yield of 2.86% had contractual maturities of five to ten years and $98.7 million with a weighted average yield of 2.28% had contractual maturities of over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages or significant defaults of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. Historically, during periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that our mortgage related securities prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return.  During 2013, mortgage interest rates began to increase coming off of historical low levels. The impact on our mortgage-backed securities portfolio is to decrease the prepayments slightly. Should interest rates continue to rise prepayments may decline, thereby extending the estimated life of the security and depriving us of the ability to reinvest cash flows at the increased rates of interest.

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

Mortgage-Backed Securities.  Set forth below is information relating to our mortgage-backed securities for the periods indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available-for-sale:
Ginnie Mae	$12,624	$12,764	$10,748	$10,877	$23,821	$24,820	$22,124	$23,017	$22,164	$22,134
Fannie Mae	24,666	24,933	19,795	19,686	20,698	21,524	34,619	35,438	38,331	38,108
Freddie Mac	25,659	25,833	6,790	6,841	24,806	24,993	7,161	7,383	14,928	14,950
CMOs	—	—	1,120	1,178	1,574	1,666	2,079	2,009	3,701	3,478
Private Placement Mortgage Oblig	1,426	1,477	1,416	1,375	—	—	—	—	—	—
Total	$64,375	$65,007	$39,869	$39,957	$70,899	$73,003	$65,983	$67,847	$79,124	$78,670

Mortgage-backed securities held-to-maturity:
Ginnie Mae	$9,110	$9,116	$11,178	$11,018	$5,038	$5,250	$6,145	$6,348	$4,339	$4,438
Fannie Mae	26,602	26,864	30,130	29,507	9,723	10,128	14,132	14,582	5,567	5,744
Freddie Mac	15,192	15,396	17,729	17,601	3,142	3,249	4,631	4,743	1,306	1,333
Total	$50,904	$51,376	$59,037	$58,126	$17,903	$18,627	$24,908	$25,673	$11,212	$11,515

Sources of Funds

General.  Our primary sources of funds for use in lending, investing and for other general purposes are deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings, interest-bearing demand accounts, non-interest-bearing checking accounts, money market accounts and certificates of deposit.  We also offer IRAs and other qualified plan accounts.  Through our limited purpose subsidiary, State Bank of Chittenango, we held $170.5 million in municipal deposits at December 31, 2014.

At December 31, 2014, deposits totaled $689.2 million and increased $52.0 million, or 8.2%, from $637.2 million at December 31, 2013. The increase in deposits was distributed throughout our existing retail banking branch network including an increase in municipal deposits. At December 31, 2014, we had a total of $145.9 million in certificates of deposit, of which $99.1 million had maturities of one year or less.  Although we have a significant portion of deposits in shorter term certificates of deposit, management monitors activity on these accounts.  Based on historical experience and our current pricing strategy, management believes it will retain a large portion of such accounts upon maturity.  At December 31, 2014, certificates of deposit with balances of $250,000 or more totaled $31.1 million.

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

The following table sets forth our deposit activities for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Opening balance	$637,250	$568,265	$550,624
Deposits	5,629,403	5,305,365	4,381,524
Withdrawals	(5,580,073)	(5,238,883)	(4,366,622)
Interest credited	2,590	2,503	2,739
Ending balance	$689,170	$637,250	$568,265
Net increase	$51,920	$68,985	$17,641
Percent increase	8.1%	12.1%	3.2%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2014.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or Less	Months	Months	Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$16,791	$15,627	$21,003	$29,829	$83,250
Certificates of deposit of $100,000 or more	12,470	20,228	12,934	17,026	62,658
Total of certificates of deposit	$29,261	$35,855	$33,937	$46,855	$145,908

The following tables set forth information, by various rate categories, regarding the dollar balance of deposits by types of deposit at the dates indicated.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and savings deposits:
Non-interest-bearing	$85,688	12.43%	$85,647	13.44%	$75,810	13.34%
Savings accounts(1)	139,412	20.23	134,595	21.12%	117,348	20.65
Interest-bearing checking	79,499	11.54	76,839	12.06%	71,089	12.51
Money market accounts	238,663	34.63	198,264	31.11%	164,189	28.89
Total	543,262	78.83	495,345	77.73%	428,436	75.39
Certificates of deposit:
Less than 2.00% (2)	129,916	18.85	120,154	18.86%	114,203	21.17
2.00-3.99%	15,992	2.32	21,751	3.41%	18,861	3.32
4.00-5.99%	—	—	—	—	6,765	0.12
Total certificates of deposit	145,908	21.17	141,905	22.27%	139,829	24.61
Total deposits	$689,170	100.00%	$637,250	100.00%	$568,265	100.00%

(1) Includes mortgage escrow accounts.
(2) At December 31, 2014, includes $88.0 million of certificates of deposit with rates below 1.00%.

The following table sets forth the amount and remaining maturities of our certificates of deposit accounts at December 31, 2014.

	<1.00%	1.00-1.99%	2.00-3.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2015	$26,039	$2,450	$772	$29,261	20.06%
June 30, 2015	31,801	2,952	1,102	35,855	24.57
September 30, 2015	11,207	3,196	3,064	17,467	11.97
December 31, 2015	11,599	2,161	2,710	16,470	11.29
March 31, 2016	2,852	2,491	2,386	7,729	5.30
June 30, 2016	1,770	2,488	2,003	6,261	4.29
September 30, 2016	1,517	1,297	1,565	4,379	3.00
December 31, 2016	870	1,585	558	3,013	2.06
Thereafter	354	23,287	1,832	25,473	17.46
Total	$88,009	$41,907	$15,992	$145,908	100.00%

Borrowed Funds.  Our borrowings consist of term advances and repurchase agreements borrowed under agreements with the Federal Home Loan Bank of New York (the "FHLBNY").  In addition we have access to overnight advances with the FHLBNY and other correspondent banks under line of credit facilities accessed from time to time.   At December 31, 2014, we had access to additional FHLBNY advances of up to $92.6 million.  As of December 31, 2014, we had no outstanding borrowings. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Overnight line of credit:
Balance at end of period	$—	$—	$—
Average balance during period	140	2,590	773
Maximum outstanding at any month end	—	16,250	5,250
Weighted average interest rate at end of period	—%	—%	—%
Weighted average interest cost during the period	0.36%	0.12%	—%

Term advances:
Balance at end of period	$—	$1,000	$6,000
Average balance during period	656	1,296	9,708
Maximum outstanding at any month end	1,000	1,000	11,000
Weighted average interest rate at end of period	—%	5.33%	5.06%
Weighted average interest cost during the period	5.30%	5.22%	4.40%

Trust Activities

Oneida Savings Bank provides trust and investment services, acts as executor or administrator of estates and as trustee or custodian for various types of trusts.  Trust services are offered through Oneida Savings Bank’s Trust Department.  Services include fiduciary services for trusts and estates, money management and custodial services.  At December 31, 2014, Oneida Savings Bank maintained 512 trust/fiduciary accounts, with total assets of $130.5 million under management as compared to 530 trust/fiduciary accounts, with total assets of $186.8 million at December 31, 2013. The decrease is a result of a pension account opened in December 2013 and all disbursements were completed in January 2014. Management anticipates that in the future the Trust Department will become a more significant component of Oneida Savings Bank’s business.

Personnel

As of December 31, 2014, we had 352 full-time employees and 20 part-time employees.  The employees are not represented by a collective bargaining unit.  Management believes that we have a good relationship with its employees.

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

Dodd-Frank Act.  In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  As of July 21, 2011, the Dodd-Frank Act authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it currently regulates.  The Office of Thrift Supervision, which was Oneida Financial Corp.’s prior regulator, was eliminated.  The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards then in effect, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are now based on an institution's average consolidated total assets minus average tangible equity, instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 4.5 basis points.

In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 of a basis point to total assets less tangible equity.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. It is intended that insured institutions with assets of $10 billion or more will fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Oneida Savings Bank. Management cannot predict what assessment rates will be in the future.

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

Regulatory Capital Requirements.  The FDIC has adopted risk-based capital guidelines which are applicable to Oneida Savings Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Oneida Savings Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as Oneida Savings Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. During 2014, savings banks were required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). In 2014, these regulations provided for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they had the highest examination rating and were not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%.  The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rules applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ('banking organizations"). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform minimum Tier 1 leverage ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At December 31, 2014, Oneida Savings Bank was well-capitalized.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies used to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Prompt Corrective Action.  Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. In 2014, an institution was deemed to be “well capitalized” if it had total risk-based capital of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and generally a leverage ratio of 4.0% or greater. An institution was “undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it had a total risk-based capital ratio that of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

"Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lessor of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after being designated "critically undercapitalized."

The previously mentioned final regulatory capital rule that increases regulatory capital requirements adjusted the prompt corrective action categories effective January 1, 2015. Under the revised requirements, an institution must meet the following in order to be classified as "well capitalized": (1) a common equity Tier 1 risk-based ratio of 6.5% (new standard); (2) a Tier1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation.  For example, certain state-chartered banks, such as Oneida Savings Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lessor of 100.0% of Tier 1 capital or the maximum permitted by New York law. As of December 31, 2014, the Bank had $1.1 million of securities pursuant to this exception.  As a savings bank, Oneida Savings Bank may also continue to sell savings bank life insurance.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts it investment in the subsidiary for regulatory capital purposes.

Transactions With Affiliates.  Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations.  An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions, and a broad list of other specified transactions, be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

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

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Oneida Savings Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe and unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if the bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

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

As a member, Oneida Savings Bank is required to purchase and maintain stock in the FHLB of New York.  As of December 31, 2014, Oneida Savings Bank had $1.4 million of FHLB stock.  The dividend yield from FHLB stock was 4.60% at December 31, 2014.  No assurance can be given that the FHLB will pay any dividends in the future.

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

Other Regulations.

Interest and other charges collected or contracted for by Oneida Savings Bank are subject to state usury laws and federal laws concerning interest rates. Oneida Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family                residential real estate receive various disclosures, including good faith estimates of settlement costs, lender                servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the            public and public officials to determine whether a financial institution is fulfilling its obligation to help meet        the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited                factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Truth in Savings Act; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing such                federal laws.
The operations of Oneida Savings Bank also are subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial                records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to            and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated            teller machines and other electronic banking services;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such         as digital check images and copies made from that image, the same legal standing as the original paper check;

•USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-         money laundering compliance programs, due diligence policies and controls to ensure the detection and                reporting of money laundering. Such required compliance programs are intended to supplement existing                compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office            of Foreign Assets Control regulations; and
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by             financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all                financial institutions offering financial products or services to retail customers to provide such customers                with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the            sharing of certain personal financial information with unaffiliated third parties.

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

Permissible Activities.  Under present law, the business activities of Oneida Financial Corp. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, (provided that certain qualitative criteria are met and financial holding company status is elected) or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company by the Federal Reserve Bank rather than as a bank holding company, Oneida Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Oneida Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test under Federal Reserve Board regulations.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2014, Oneida Savings Bank met the Qualified Thrift Lender test.

 Capital.  Savings and loan holding companies have not been subject to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiary. Under regulations recently enacted by the Federal Reserve Board, Oneida Financial Corp. is subject to regulatory capital requirements that generally are the same as the new capital requirements for Oneida Savings Bank. These new capital requirements include provisions that might limit the ability of Oneida Financial Corp. to pay dividends to its stockholders or repurchase its shares. See "-Regulation-Regulatory Capital Requirements." Oneida Financial Corp. meets all of these new requirements, including the full 2.5% capital conservation buffer.

Source of Strength and Dividends.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Oneida Financial Corp. to pay dividends, repurchase its stock or otherwise engage in capital distributions.

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

Sarbanes-Oxley Act of 2002

General.  The Sarbanes-Oxley Act of 2002 addresses, among other issues corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporation information.  As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rule adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (1) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (2) they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; (3) and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Reserve System

General.  The Federal Reserve Board regulations requires depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW), Super NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Oneida Savings Bank complies with the foregoing requirements.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2009 and 2010 (but not both years) has been expanded to five years.  At

December 31, 2014, Oneida Financial Corp. and Oneida Savings Bank had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction.   Oneida Financial Corp. may exclude from its federal taxable income 100% of dividends received from Oneida Savings Bank as a member of the same affiliated group of corporations.

State Taxation

General.  Oneida Financial Corp. and Oneida Savings Bank report income on a combined calendar year basis to New York State.  New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax.  Entire net income is based on federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Audit of Tax Returns.  New York State Department of Taxation’s most recent audit was of the Company’s 2008 state income tax return.

Executive Officers of the Registrant

Listed below is information, as of December 31, 2014, concerning the Company’s executive officers.  There are no arrangements or understandings between the Registrant and any of the persons named below with respect to which he or she was or is to be selected as an officer.

Name	Age	Position and Term
Michael R. Kallet	64	Chairman and Chief Executive Officer since 2014; President and Chief Executive Officer since 1998
Eric E. Stickels	53	President and Chief Operating Officer since 2014; Executive Vice President and Chief Financial Officer since 1998
Deresa F. Durkee	45	Senior Vice President and Chief Financial Officer since 2014; Senior Vice President and Chief Financial Officer of Oneida Savings Bank since 2011

A COPY OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 IS AVAILABLE FOR REVIEW ON OUR WEBSITE AT WWW.ONEIDAFINANCIAL.COM AND WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN OR TELEPHONIC REQUEST TO ERIC E. STICKELS, SECRETARY, ONEIDA FINANCIAL CORP., 182 MAIN STREET, ONEIDA, NEW YORK 13421, OR CALL (315) 363-2000.

ITEM 1A.  RISK FACTORS

Concentration of loans in our primary market area may increase risk.

Our success depends primarily on the general economic conditions in upstate New York, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in upstate New York have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control, could negatively affect our financial results.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income. We have taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available-for-sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At

December 31, 2014, our investment securities available-for-sale totaled $176.3 million. Unrealized gains on our securities available-for-sale totaled $767,000 and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available-for-sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

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

A majority of our real estate loans held for investment are adjustable-rate loans.  Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.  In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.  At December 31, 2014, approximately 51.5% of our total loans had adjustable rates of interest.

We could record future losses on our securities portfolio.

During the year ended December 31, 2014, we recognized no impairment losses on securities.  At December 31, 2014, we held corporate debt securities with unrealized losses of $1.5 million. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

We also hold investment securities for which the fair value option has been elected, which are considered trading securities.  Changes in the fair value of these securities are recorded in earnings and may result in higher volatility in our earnings.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2014, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, foreclosed real estate assets and non-accruing investment securities) totaled $552,000, which is a decrease of $48,000 over non-performing assets at December 31, 2013.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Oneida Savings Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Increases to the allowance for loan losses would cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the repayment of these loans may be insufficient to repay the remaining principal balance of the loan. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, which would require us to make additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in determining the amount of our allowance for loan losses. As we continue to emphasize the origination of these loans, additional provisions for loan losses may be necessary which would decrease our earnings.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have an adverse effect on our financial condition or results of operations.

Commercial real estate and business loans increase our exposure to credit risks.

At December 31, 2014, our portfolio of commercial real estate and multi-family loans totaled $88.6 million, or 23.9% of total loans, and our commercial business loans totaled $53.7 million, or 14.5% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate and commercial business loans generally expose us to a greater risk of nonpayment and loss than one-to-four family residential real estate loans because repayment of such loans often depends on the successful business operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Many of our borrowers have more than one commercial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Finally, if we foreclose on a commercial real estate or commercial business loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2014, our home equity loans totaled $53.2 million, or 14.4% of our total loan portfolio.  Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans may have been as high as 90% at the time of origination and may be higher at present. At December 31, 2014, our consumer loans totaled $46.9 million, or 12.7% of our total loan portfolio, of which $40.1 million consisted of automobile loans.  Our automobile loans include a substantial number of automobile loans that are referred to us by participating automobile dealerships located in our market area, although our lending staff underwrites and approves such loans.  Our consumer loan portfolio also includes automobile loans originated directly by us, as well as unsecured loans and loans secured by other personal property.  Home equity loans and consumer loans generally have greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured.  In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans, any decrease in real estate values that adversely affect the value of the property serving as collateral for our loans would have a greater effect on the value of collateral securing a second mortgage. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits.

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

In recent years we have had significant growth in our municipal deposits from sources within our market area.  These deposits are price sensitive source of funds from both an interest and service charge perspective.  We may experience a sudden increase in interest expense if market interest rates rise suddenly or risk the possibility of deposit outflows if we are unwilling to price these deposits as aggressively as our competition.  This liquidity risk may require us to sell the investment securities collateralizing the municipal deposits at a loss or to access higher cost borrowings which would result in an increase in our interest expense.

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

As we have diversified our sources of income, we have become increasingly reliant on non-interest income, particularly insurance fees and commissions.   Revenue from these sources could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond our control.  Other factors that affect our insurance revenue are the profitability and growth of our clients, continued development of new products and services, as well as our access to new markets.  Our insurance revenues and profitability may also be adversely affected by new laws and regulatory developments impacting the healthcare and insurance markets.

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

During 2012, the Company recorded an impairment charge related to an asset held by the Bank supporting sales activities in its insurance agency subsidiary.  The asset represented surplus notes to an insurance company specializing in professional liability for long-term care facilities.   At December 31, 2014, the Bank had surplus notes to an insurance company specializing in professional liability for medical malpractice of $2.0 million.  These surplus notes were performing as of December 31, 2014 and were not considered impaired.  A number of factors or combination of factors could require us to conclude in one or more future reporting periods that an impairment exists with respect to this asset and require us to realize the impairment which would reduce earnings.

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

Financial reform legislation enacted by Congress has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and increased capital requirments, created a new Consumer Financial Protection Bureau and has resulted in new laws and regulations that have increased our costs of operations.

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act provided for the elimination of the Office of Thrift Supervision and authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like Oneida Financial Corp., in addition to bank holding companies which it then regulated.  The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries; the components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards then in effect, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-

balance sheet activities and other risks, including risks relating to securitized products and derivatives. Regulations implementing these requirements became effective, January 1, 2015.

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

It remains difficult to predict the effect that the legislation and implementing regulations will have on community banks.  Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations.  Although the full substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will continue to increase our operating and compliance costs.

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

We are required to own common stock of the Federal Home Loan Bank of New York to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate carrying value of our Federal Home Loan Bank common stock as of December 31, 2014 was $1.4 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, there is a risk that our investment in Federal Home Loan Bank of New York common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

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

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

On February 24, 2015, the board of directors of the Company unanimously approved an Agreement and Plan of Merger (the “Merger Agreement”) between the Company and Community Bank System, Inc. (“Community Bank System”), wherein the Company will merge with and into Community Bank System (the “Merger”). Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with Community Bank System. In addition, the Merger Agreement restricts the Company from operating its business other than in the ordinary course, and prohibits it from taking specified actions until the Merger occurs without the consent of Community Bank System. These restrictions may prevent the Company from pursuing business opportunities that may arise prior to the completion of the Merger.

Two class action lawsuits have been filed against the Company and the members of the Company’s Board of Directors, as well as Community Bank System, challenging the Merger, and an adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe. In addition, the Company has filed for declaratory judgment against FinPro, Inc., and an adverse judgment in such lawsuit could adversely impact the Company.

The Company and the members of the Company’s Board of Directors are named as defendants in the purported class action lawsuits brought by certain stockholders of the Company challenging the Merger, seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. Community Bank System is also named as a defendant in the lawsuits.

One of the conditions to the closing of the Merger is that no action has been instituted, pending or threatened in writing, nor any order, decree or injunction issued by a court or agency of competent jurisdiction that enjoins or prohibits the consummation of the Merger shall be in effect. As such, if the plaintiffs are successful in obtaining a final injunction prohibiting the defendants from consummating the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe, even if the Company and Community Bank System waive this closing condition.

The Company has filed a complaint that FinPro has wrongfully demanded a $1.42 million service fee in connection with the Merger for which it has provided no services and for which fee has no right to receive, contractually or otherwise. As a result, the Company is seeking declaratory judgment nullifying the improper demand made by FinPro, and any purported agreement on which the demand is allegedly based. An adverse judgment in such lawsuit could adversely impact the Company and could prevent or delay the Merger from becoming effective or from becoming effective within the expected timeframe.

Termination of the Merger Agreement with Community Bank System, Inc. could adversely impact the Company.

If the Merger Agreement is terminated, there may be various adverse consequences to the Company and its subsidiaries. For example, the Bank’s business may be adversely affected by the failure to pursue other potential business opportunities due to management's focus on the Merger, without realizing any of the anticipated benefits from completing the Merger. The Company has incurred substantial costs in connection with the Merger, including legal, accounting or investment banking fees associated with the negotiation of the Merger Agreement, reviewing and preparing applications to obtain regulatory approval of the Merger, preparing and reviewing offering and proxy materials, obtaining shareholder approval of the Merger, and defending against litigation as described above. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Community Bank System, Inc. a termination fee of $4.93 million.

ITEM 1.B             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Oneida Savings Bank conducts its business through its main office located in Oneida, New York, and 10 additional full service branch offices and one limited service branch located within VVS High School.  The following table sets forth certain information concerning our property and equipment at December 31, 2014.  The aggregate net book value of our premises and equipment was $20.4 million at December 31, 2014.  OneGroup NY, Inc. (formerly Bailey & Haskell Associates) conducts its business through the facilities set forth in the table below.  In addition, OneGroup NY, Inc. ("OneGroup") uses designated office space in Oneida Savings Bank’s branch office in Cazenovia, New York.  Further, OneGroup conducts business from two home offices maintained by OneGroup sales representatives in Buffalo and New York City, New York.  It is anticipated that OneGroup and Oneida Wealth Management, Inc. will be re-locating to a new location in the second quarter of 2015 (706 North Clinton Street), listed in the table below. Oneida Wealth Management, Inc. conducts its business through two facilities and also uses designated office space in Oneida Savings Bank’s main office in Oneida and branch offices in Cazenovia, Chittenango and Rome, New York.

	Original Year	Date of Lease	Net Book Value of Property and Equipment
Location	Acquired	Expiration	at December 31, 2014
			(In thousands)
Main Office:
182 Main Street	1889	N/A	$2,083
Oneida, New York 13421

Branch Offices:
Camden Branch	1997	N/A	521
41 Harden Boulevard
Camden, New York 13316

Canastota Branch	1999	N/A	594
104 S. Peterboro St.
Canastota, New York 13032

Cazenovia Branch	1971	N/A	1,315
48 Albany Street
Cazenovia, New York 13035

Hamilton Branch	1976	N/A	168
35 Broad Street
Hamilton, New York 13346

Convenience Center	1988	N/A	949
585 Main Street
Oneida, New York 13421

Chittenango Branch	2005	N/A	1,822
519 Genesee Street
Chittenango, New York 13037

Griffiss Park Branch	2005	N/A	4,672
160 Brooks Road
Rome, New York 13441

Vernon Branch	2007	N/A	936
5238 W. Seneca Street
Vernon, New York 3476

Westmoreland Branch	2007	N/A	76
4675 State Route 233
Westmoreland, New York 13490

Turin Road Branch	2011	N/A	1,861
7812 Turin Road
Rome, New York 13440

VVS Branch	2014	N/A	9
VVS High School
Verona, New York 13478

	Original Year	Date of Lease	Net Book Value of Property and Equipment
Location	Acquired	Expiration	at December 31, 2014
			(In thousands)
Mortgage Center	1989	N/A	103
126 Lenox Avenue
Oneida, New York 13421

Operations Center	2001	N/A	719
169 Main Street
Oneida, New York 13421

Oneida Savings Bank Trust Department	2014	N/A	522
Oneida Wealth Management, Inc.
123 Farrier Ave
Oneida, New York, 13421

One Group NY, Inc.	2000	Various	218
(Headquarters)
169 Main Street
Oneida, New York 13421

OneGroup NY, Inc.	2006	N/A	2,578
Oneida Wealth Management, Inc.
5232 Witz Drive
North Syracuse, New York 13212

OneGroup NY, Inc.	2014	N/A	513
Oneida Wealth Management, Inc.
706 N. Clinton Street
Syracuse, New York 13204

OneGroup NY, Inc.	2011	June 2016	24
95 Genesee Street
New Hartford, NY 13413

OneGroup NY, Inc.	2009	Monthly	1
111 Clebourne Street
Suite 230A
Fort Mills, SC 29715

OneGroup NY, Inc.	2012	December 2014	26
155 Erie Boulevard
Schenectady, NY 12301

OneGroup NY, Inc.	2012	March 2015	9
269 Hempstead Ave
Malverne, New York 11565

Other Bank Property Held for Sale
102 S. Peterboro St.	2000	N/A	63
Canastota, New York 13032

Other Bank Property
6 Cambridge Avenue	2006	N/A	85
Morrisville, New York 13408

Leeway Property
Corner of Main and Lenox	1989	N/A	56
Oneida, New York 13421

Turin Road	2011	N/A	203
Rome, New York 13440

511 Genesee Street	2006	N/A	319
Chittenango, New York 13037

ITEM 3.                LEGAL PROCEEDINGS

Largely as a result of legal actions commenced by the Oneida Indian Nation of New York ("OIN") and other Indian tribes, New York State and the Counties of Madison and Oneida have for some years been involved in litigation with such tribes, and in some cases such litigation has involved the United States, with respect to Indian land claims, tax and regulatory disputes, and the OIN's application to have certain lands taken into trust for its benefit. Much of the Bank’s market area is included in the approximately 300,000-acre land claim of the OIN.  The land claim area is held primarily by private persons.   The State and Counties have successfully defended against the OIN's land claims, with those claims finally dismissed by the United States Court of Appeals, Second Circuit, in 2010. Oneida Indian Nation of New York vs. County of Oneida, 617 F.3d 114 (2d Dir.2010), cert. denied S.Ct (2011).

An extensive agreement to settle all disputes between the OIN, on the one hand, and New York State, Madison County and Oneida County, on the other hand, was announced by Governor Cuomo on May 16, 2013 subject to legislative approvals by the two Counties and New York States. Oneida County voted to approve the settlement on May 28, 2013 and Madison County voted to approve the settlement on May 30. The New York Legislature voted to approve the settlement on June 22. In light of the terms and conditions of the Settlement Agreement, and approvals obtained to date, the Settlement Agreement resolved all pending litigation in state court (involving tax assessments) and federal court (challenging the Secretary of the Interior's record of decision in 2008 to take 13,000 acres of land into trust for the benefit of OIN and seeking Supreme Court review of the "not disestablished" reservation). Settlement payments between OIN and Madison and Oneida Counties were made during 2014 as a result of the conclusion of the legal disputes. The Settlement Agreement has had an adverse impact on the local economy or real property values.

Current Litigation Relating to the Merger

On March 3, 2015, Paul Parshall (the "Plantiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. The lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On March 12, 2015, John Solak (the "Second Plantiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. Similar to the Plantiff’s lawsuit, the Second Plantiff’s lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On March 13, 2015, the Company filed a complaint in the Supreme Court of the State of New York, County of Madison, against FinPro, Inc. (“FinPro”). The Company’s complaint alleges that FinPro has wrongfully demanded a $1.42 million services fee as a result of the Company's entering into the merger even though FinPro has provided no services in connection with the merger and has no right, contractual or otherwise, to such a fee. As a result, the Company is seeking declaratory judgment nullifying the improper demand made by FinPro, and any purported agreement on which the demand is allegedly based.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company’s common stock, the section captioned “Stockholder Information” in the Company’s Annual Report to Stockholders for the Year Ended December 31, 2014 (the “Annual Report to Stockholders”) is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2014.

Equity Compensation Plans

Set forth below is certain information as of December 31, 2014 regarding equity compensation to directors and executive officers of Oneida Financial Corp. approved by stockholders.  Other than the employee stock ownership plan, Oneida Financial Corp. did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	172,348	$10.44	25,750 (options)/1,500 (shares of restricted stock)
Equity compensation plans not approved by stockholders	—	—	—
Total	172,348	$10.44	25,750 (options)/1,500 (shares of restricted stock)

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning December 31, 2009, as reported by the NASDAQ Market, through December 31, 2014, (b) the cumulative total return on stocks included in the S&P 500 Index over such period, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (d) the cumulative total return of publicly traded thrifts or thrift holding companies located in the Mid-Atlantic region over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.  The graph reflects stock price information for the Company since July 7, 2010, and for the Company’s predecessor prior to that date, and reflects the impact of the exchange ratio used in the conversion for the period prior to July 7, 2010.

Oneida Financial Corp.

Total Return Performance
Index Value
225
200
175
150
125
100
75
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Oneida Financial Corp.
S&P 500 Index
Nasdaq Bank Index
SNL Mid-Atlantic U.S. Thrifts

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Oneida Financial Corp.	100.00	85.92	108.27	127.14	157.14	167.38
S&P 500	100.00	112.78	112.78	127.90	165.76	184.64
SNL Mid-Atlantic U.S. Thrifts	100.00	110.29	81.71	94.13	118.37	121.12
Nasdaq Bank Index	100.00	111.89	97.98	113.45	157.59	162.07

Assuming an initial investment in the Common Stock of Oneida Financial Corp. of $100.00 at December 31, 2009, the cumulative total value with dividends reinvested would be $167.38 at December 31, 2014.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2014.  The historical “Selected Financial Condition Data” and historical “Selected Operating Data” are derived from the audited financial statements.  The “Summary Quarterly Data”, “Selected Financial Ratios” and other data for all periods are unaudited.  All per share amounts from prior periods have been adjusted to reflect the Company’s stock offering and conversion which occurred on July 7, 2010, and the exchange ratio used in the conversion.  All financial information in these tables should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto.

	At December 31,
Selected Financial Condition Data:	2014	2013	2012	2011	2010
	(dollars in thousands)
Total assets	$798,169	$742,484	$681,391	$663,713	$661,579
Cash and cash equivalents	31,075	42,183	19,803	40,572	33,741
Loans receivable, net	367,859	335,701	311,703	286,604	284,479
Mortgage-backed securities	115,911	98,994	90,907	92,755	89,882
Investment securities	189,818	169,012	166,539	148,049	158,589
Trading securities	3,900	5,063	5,630	7,010	7,691
Goodwill and other intangibles	26,288	26,582	27,017	24,947	24,519
Interest bearing deposits	603,482	551,603	492,455	481,505	486,985
Non-interest bearing deposits	85,688	85,647	75,810	69,119	65,179
Borrowed funds	—	1,000	6,000	11,000	12,000
Total stockholders' equity	95,773	90,644	92,981	87,902	83,361

	Years ended December 31,
Selected Operating Data:	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Total interest income	$22,556	$22,403	$22,765	$23,783	$23,780
Total interest expense	2,634	2,603	3,173	4,023	5,681
Net interest income	19,922	19,800	19,592	19,760	18,099
Provision for loan losses	500	500	740	1,050	1,650
Net interest income after provision for loan losses	19,422	19,300	18,852	18,710	16,449
Net investment gains (losses)	2,451	484	796	58	(901)
Change in fair value of trading securities	(1,163)	1,935	620	199	103
Impairment of other asset	—	—	(1,886)	—	—
Non-interest income	32,054	29,207	26,613	24,654	22,888
Non-interest expense	45,882	41,932	36,801	35,548	33,452
Intangible amortization	294	452	339	391	412
Income before income taxes	6,588	8,542	7,855	7,682	4,675
Income tax provision	1,460	2,456	2,095	1,953	914
Net income	$5,128	$6,086	$5,760	$5,729	$3,761
Earnings per share - basic	$0.74	$0.88	$0.84	$0.82	$0.53
Earnings per share - diluted	$0.73	$0.87	$0.84	$0.82	$0.53
Cash dividends paid	$0.48	$0.48	$0.48	$0.48	$0.30

	Three Months Ended
Summary Quarterly Data:	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14
	(dollars in thousands, except per share data)
Net interest income	$4,785	$5,023	$5,025	$5,089
Provision for loan losses	100	100	270	30
Net investment gains	46	27	2,044	335
Change in fair value of trading securities	810	13	(1,507)	(479)
Non-interest income	8,060	8,274	7,558	8,163
Non-interest expense	10,937	11,300	11,025	12,916
Income before income taxes	2,664	1,937	1,825	162
Income tax provision	720	508	365	(132)
Net income	$1,944	$1,429	$1,460	$294
Earnings per share - basic	$0.280	$0.200	$0.210	$0.040
Earnings per share - diluted	$0.280	$0.200	$0.210	$0.040
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Three Months Ended
	31-Mar-13	30-Jun-13	30-Sep-13	31-Dec-13
	(dollars in thousands, except per share data)
Net interest income	$4,837	$4,898	$4,962	$5,103
Provision for loan losses	100	100	180	120
Net investment gains (losses)	4	263	275	(58)
Change in fair value of trading securities	819	305	127	684
Non-interest income	7,222	7,244	7,115	7,627
Non-interest expense	10,188	10,570	10,908	10,720
Income before income taxes	2,594	2,040	1,391	2,516
Income tax provision	644	548	370	894
Net income	$1,950	$1,492	$1,021	$1,622
Earnings per share - basic	$0.280	$0.220	$0.150	$0.230
Earnings per share - diluted	$0.280	$0.210	$0.150	$0.230
Cash dividends paid	$0.120	$0.120	$0.120	$0.120

	Years ended December 31,
Selected Financial Ratios:	2014	2013	2012	2011	2010

Performance ratios:
Return on average assets (ratio of net income to
average total assets)	0.66%	0.86%	0.85%	0.86%	0.60%
Return on average equity (ratio of net income to
average equity)	5.44%	6.58%	6.40%	6.46%	5.14%
Interest rate spread (1)	2.90%	3.16%	3.28%	3.30%	3.25%
Net interest margin (2)	2.95%	3.23%	3.37%	3.41%	3.38%
Efficiency ratio (3)	88.28%	85.55%	79.63%	80.04%	80.99%
Non-interest income to average total assets	4.12%	4.12%	3.94%	3.70%	3.67%
Non-interest expense to average total assets	5.93%	5.97%	5.49%	5.40%	5.39%
Ratio of average interest-earning assets
to average interest-bearing liabilities	116.37%	116.52%	115.74%	115.47%	112.56%
Average equity to average total assets	12.12%	13.03%	13.32%	13.33%	11.73%
Equity to total assets (end of period)	12.00%	12.21%	13.65%	13.24%	12.60%
Tangible equity to tangible assets (end of period) (4)	9.00%	8.95%	10.09%	9.86%	9.24%
Dividend payout ratio (5)	65.42%	55.05%	56.98%	58.74%	56.07%
Asset quality ratios:
Nonperforming assets to total assets (6)	0.07%	0.08%	0.32%	0.79%	1.15%
Nonperforming loans to total loans	0.08%	0.16%	0.23%	0.50%	1.38%
Net charge-offs to average loans	0.03%	0.05%	0.29%	0.85%	0.09%
Allowance for loan losses to loans receivable, net	0.95%	0.93%	0.89%	1.02%	1.51%
Allowance for loan losses to nonperforming loans	1,144.44%	587.90%	382.37%	201.81%	107.54%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	16.54%	15.97%	15.16%	15.62%	15.15%
Tier 1 capital (to risk-weighted assets)	15.77%	15.25%	14.50%	14.91%	14.11%
Tier 1 capital (to average assets)	9.36%	9.03%	9.33%	9.62%	9.17%

Number of full-service banking offices	12	11	11	12	11
Number of FTEs	358	354	325	330	325

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
The following table sets forth the aggregate cash dividends declared and paid or waived per period, which is calculated by multiplying the dividends declared per share by the number of shares outstanding as the applicable record date.
	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Dividends paid to public stockholders	$3,354	$3,351	$3,282	$3,365	$2,109
Dividends payable to Oneida Financial MHC	—	—	—	—	1,552
Dividends waived by Oneida Financial MHC	—	—	—	—	(1,552)
Total dividends paid	$3,354	$3,351	$3,282	$3,365	$2,109

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting established in the 1992 Internal Control — Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

(c)           Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the period covered by this report or, to our knowledge, in other factors that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The table below sets forth certain information, as of December 31, 2014, regarding the composition of Oneida Financial Corp.’s Board of Directors, including their years of service and terms of office. Except as indicated herein, there are no arrangements or understandings between any directors and any other person pursuant to which such directors were selected.

Name (1)	Age	Position Held	Director Since (2)	Term to Expire

Patricia D. Caprio	66	Director	1985	2015
Ralph L. Stevens, M.D.	60	Director	2008	2015
Frank O. White, Jr.	60	Director	1994	2015
John E. Haskell	72	Director	1992	2016
Michael R. Kallet	64	Chairman and Chief Executive Officer, Director	1997	2016
Nancy E. Ryan	64	Director	2009	2016
John A. Wight, M.D.	59	Director	2008	2016
Rodney D. Kent	67	Director	1990	2017
Daniel L. Maneen	57	Director	2013	2017
Richard B. Myers	79	Director	1981	2017
Eric E. Stickels	53	President and Chief Operating Officer, Director	2013	2017
Gerald N. Volk	73	Director	2002	2017
_______________________________
(1) The mailing address for each person listed is 182 Main Street, Oneida, New York 13421.

(2)
Reflects initial appointment to the Board of Directors of our predecessor, Oneida Financial Corp., a Federal corporation, and to the Board of Trustees of the mutual predecessor to The Oneida Savings Bank if prior to 1998.

The business experience for the past five years of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years. References to Oneida Financial Corp. prior to July 2010 refer to our predecessor, Oneida Financial Corp., a Federal corporation.
Directors
Michael R. Kallet is the Chairperson and Chief Executive Officer of Oneida Financial Corp. and Oneida Savings Bank. He also served as President of Oneida Financial Corp. until May 2014, and as President of Oneida Savings Bank until December 1, 2011. Mr. Kallet has over 32 years experience in the banking industry and served as President and Chief Executive Officer since March 1990. Mr. Kallet joined Oneida Savings Bank in 1983 as an executive officer. During his tenure at Oneida Savings Bank, Mr. Kallet has served as an active member of the Asset/Liability, Officer Loan, Trust Investment and Marketing Committees. Mr. Kallet was appointed to the Board of Directors in 1997 and was elected Chairperson of the Board of Oneida Savings Bank in 2008. Mr. Kallet was appointed Chairperson of the Board of Directors of Oneida Financial Corp. in May 2014. Mr. Kallet is the chairperson of all subsidiary corporation boards and also serves as President of the State Bank of Chittenango and Oneida Preferred Funding Corp. Mr. Kallet is also President and a board member of Oneida Savings Bank Charitable Foundation. Mr. Kallet is actively involved in the community and serves as Vice Chairperson of the Oneida Healthcare Center, a regional hospital headquartered in Oneida, New York. Mr. Kallet’s extensive banking experience and knowledge of local markets enhances the breadth of experience of the Board of Directors.
Patricia D. Caprio is the Senior Advancement Executive for Strategic Initiatives at Colgate University and began her professional career at Colgate in 1972. Mrs. Caprio has been a director of Oneida Savings Bank since 1985 and a Director of

Oneida Financial Corp. since its inception in 1998. Mrs. Caprio serves as the Chairperson of the Investment, Compensation and Human Resource Development Committees of Oneida Financial Corp. Mrs. Caprio also serves on the Executive, Trust, and Nominating Committees. Mrs. Caprio has been an active member of the community for many years including serving as a board member of the Community Memorial Hospital in Hamilton, New York. Mrs. Caprio provides our Board with knowledge and understanding of our Southern Madison County market area, as well as experience in the college/university and non-profit business sectors.
John E. Haskell is the Vice Chairman of OneGroup NY, Inc., the insurance subsidiary of Oneida Savings Bank located in Oneida, New York. He previously served as Chief Executive Officer of OneGroup NY, Inc. for many years until 2013. Mr. Haskell has been a Director of Oneida Saving Bank since 1992 and a Director of Oneida Financial Corp. since its inception in 1998. Mr. Haskell serves on the Executive and Investment Committees. In addition, Mr. Haskell is a member of the subsidiary board providing policy oversight, strategic advice and governance for OneGroup NY, Inc. Mr. Haskell is well known throughout our market area and provides the Board with significant experience in financial services, insurance and business continuity planning and succession planning.
Rodney D. Kent is the retired President and Chief Executive Officer of International Wire Group, an international manufacturer of wire products located in Camden, New York with operations in the United States, Mexico, France and Italy. Mr. Kent has been a Director of Oneida Savings Bank since 1990 and a Director of Oneida Financial Corp. since its inception in 1998. Mr. Kent serves as Vice Chairperson and Lead Independent Director of the Board. Mr. Kent serves as the Chairperson of the Audit Committee and the Chairperson of the Executive Committee. Mr. Kent provides knowledge and expertise to the Board in the areas of financial statement preparation and reporting, and serves as Oneida Financial Corp.’s Audit Committee Financial Expert. In addition, Mr. Kent is a member of the Compensation, Human Resource Development and Nominating Committees. Mr. Kent provides the Board with extensive experience in the manufacturing business sector, as well as financial management, acquisitions and corporate governance.
Daniel L. Maneen is the President and Chief Executive Officer of Griffiss Utility Services Corporation, a not for profit, New York State regulated utility that provides energy in the form of steam and electricity to approximately 70 businesses employing over 6,200 people located at the Griffiss Business and Technology Park in Rome, New York. Mr. Maneen holds a Bachelor’s Degree in Mechanical Engineering and a Master’s Degree in Business and Policy Studies. In addition to belonging to a number of professional, technical and engineering societies, Mr. Maneen has been on the Board of Directors for Multiple Intervenors for several years, serving as Board Chair and on the Finance Committee for the last three years. Mr. Maneen is presently an active member of the New York State Business Council’s Large Energy Consumers Working Group. Mr. Maneen was appointed to the Board of Directors in December 2013 and appointed to the Audit Committee in March 2014, and serves as Oneida Financial Corp.’s Audit Committee Financial Expert. Mr. Maneen also serves on the Investment Committee.
Richard B. Myers, D.D.S. is the Retired President of Orthodontic Associates of C.N.Y., P.C., a clinical orthodontic practice located in Oneida, New York and Norwich, New York. Dr. Myers is a graduate of Colgate University in Hamilton, New York and SUNY Buffalo in Buffalo, New York where he obtained his degree in dentistry and orthodontics. Dr. Myers serves as Vice Chairperson of the Board of Oneida Financial Corp. and has served on the Board since its inception in 1998. Dr. Myers joined the Board of Oneida Savings Bank in 1981 and concurrently serves as a Director-Emeritus of Oneida Savings Bank. Dr. Myers serves as the Chairperson of the Nominating Committee. Dr. Myers is a member of the Executive, Compensation, Trust and Human Resource Development Committees. In addition, Dr. Myers serves as a director of all company subsidiary boards. Dr. Myers provides the Board with business experience of running a medical practice and the insight and understanding of the banking industry developed over his 28 years of involvement with our Company.
Nancy E. Ryan is retired as a former co-owner of Nunn’s Hospital Supplies, Inc. located in Rome, New York. Mrs. Ryan was appointed to the Board of Directors in November 2009. Mrs. Ryan has been involved in the medical equipment industry for over 31 years and is an active member of the New York State Medical Equipment Providers Association. Mrs. Ryan’s community volunteer activities include: Rome Memorial Hospital Foundation, Rome Community Foundation, Rome Chamber of Commerce and Rome Rescue Mission. In addition, Mrs. Ryan is active in programs and organizations supporting parochial education in the City of Rome and other civic and philanthropic organizations serving Central New York. In addition, Mrs. Ryan is a member of the Trust and Human Resource Development Committees. Mrs. Ryan was a successful business owner and is well known throughout our Oneida County market area.
Ralph L. Stevens, M.D. is the founder and medical director of Oneida Medical Imaging Center, established in 1997 and located in Oneida, New York. Dr. Stevens has been a Director of Oneida Financial Corp. and Oneida Savings Bank since December 2008. Dr. Stevens serves as the Chairperson of the Trust Committee and also serves on the Investment Committee. Dr. Stevens is a graduate of Yale College in New Haven, Connecticut and SUNY Upstate College of Medicine in Syracuse, New York. Prior to developing an advanced multi-modality medical imaging center, Dr. Stevens was the lead radiologist at Oneida Healthcare

Center for nearly ten years and is a former Chief of Medical Staff. He is the president of the Madison County Medical Society and a member of the Board of Directors of the Community Action Program. He is also a member of the Oneida Rotary Club, the Oneidas Club, and other civic and philanthropic organizations, and is the founder of the Madison-Oneida County Scholarship Fund for the Upstate Medical Center. In addition to his private medical practice, Dr. Stevens is a Clinical Professor of Radiology at the SUNY Upstate Medical University. Dr. Stevens provides the Board with knowledge of the medical community throughout Central New York. In addition, Dr. Stevens adds value in the oversight of our trust administration and wealth management business.
Eric E. Stickels is the President, Chief Operating Officer and Secretary of Oneida Financial Corp. since May 2014. He previously served as Executive Vice President, Secretary and Chief Financial Officer of Oneida Financial Corp. since April 2003. Effective December 1, 2011, Mr. Stickels was appointed President and Chief Operating Officer of Oneida Savings Bank. Prior to that date, Mr. Stickels served as Executive Vice President and Chief Financial Officer of Oneida Savings Bank since January 2003. Prior to that time, Mr. Stickels held a variety of positions at Oneida Savings Bank including Senior Vice President and Chief Financial Officer. Mr. Stickels has been associated with Oneida Savings Bank since 1982 and a member of the senior management group since 1986. Mr. Stickels was appointed to the Board of Directors of Oneida Financial Corp. and Oneida Savings Bank in December 2013. Mr. Stickels currently serves as an active member of the Asset/Liability, Trust Investment, Compliance, Information Technology, Officer Loan and Marketing Committees. Mr. Stickels is the secretary of all Oneida Savings Bank subsidiaries and serves as a Vice Chairman and director of all Oneida Savings Bank subsidiary corporation boards. Mr. Stickels is also a board member of Oneida Savings Bank Charitable Foundation. Mr. Stickels is actively involved in the community and has served as a member of the executive committee of NYSARC, Inc. since 2002, a statewide non-profit provider of services for individuals with intellectual and other developmental disabilities.
Gerald N. Volk is the retired President of Prima International Trading, a mining and construction equipment trading company located in Syracuse, New York. Mr. Volk was a director of SBC Financial Corporation and State Bank of Chittenango immediately preceding the acquisition of the bank by Oneida Savings Bank in May 2002, at which time he joined the boards of Oneida Financial Corp. and Oneida Savings Bank. Mr. Volk also serves on the Investment and Audit Committee. Mr. Volk provides the Board with an extensive business background and experience in board oversight of two financial institutions.
Frank O. White, Jr. is the former Assistant Director of Athletics at Colgate University. Until January 1998, Mr. White was the President and Chief Executive Officer of Mid-State Raceway, Inc. located in Vernon, New York. Mr. White has been a director of Oneida Savings Bank since 1994 and a Director of Oneida Financial Corp. since its inception in 1998. Mr. White serves on the Executive and Audit Committees. He serves as a director of the Groves and Agnus Hinman Charitable Foundation and is Treasurer and board member of The Hamilton Emerald Foundation. Mr. White is well known throughout Madison County and provides insight in business management and the university business sector.
John A. Wight, M.D. is the founder and managing director of Tri-Valley Family Practice located in Vernon, New York. Dr. Wight has been a Director of Oneida Financial Corp. and Oneida Savings Bank since December 2008. Dr. Wight is a member of the Audit and Human Resource Development Committees. Dr. Wight is a graduate of SUNY Geneseo in Geneseo, New York and SUNY Upstate College of Medicine in Syracuse, New York. Prior to establishing a medical practice in Central New York in 1988 that currently includes nine practicing physicians, Dr. Wight performed family practice residency work at St. Margaret Memorial Hospital in Pittsburgh, Pennsylvania followed by joining a private medical practice in Canastota, New York. He is a member of the American Academy of Family Physicians, Central New York Independent Physicians Association and a board member of VVS Dollars for Scholars. Dr. Wight is the former Chief of Medical Staff at the Oneida Healthcare Center in Oneida, New York. Dr. Wight’s medical practice covers Western Oneida County and much of Madison County. His respect in the medical community and community involvement activities provides significant value to the Board.
Executive Officers Who Are Not Directors
Deresa F. Durkee, CPA has been Senior Vice President and Chief Financial Officer of Oneida Financial Corp. since May 2014. Effective December 1, 2011, Mrs. Durkee was appointed Senior Vice President and Chief Financial Officer of Oneida Savings Bank. Prior to that date, Mrs. Durkee served as Senior Vice President and Treasurer of Oneida Savings Bank since January 2003. Prior to that time, Mrs. Durkee held a variety of positions at Oneida Savings Bank including Vice President and Treasurer. Mrs. Durkee has been associated with Oneida Savings Bank since 1998. Mrs. Durkee currently serves as an active member of the Asset/Liability Committee. Mrs. Durkee is the treasurer of all of the Oneida Savings Bank subsidiaries. Mrs. Durkee is also the Financial and Operations Principal of Oneida Wealth Management, Inc. Mrs. Durkee is actively involved in the community and has served as a member of the Board of Education of the Oneida City School District since 2011 and a member of the board of the Morrisville College Foundation since 2006.

Audit Committee
The Board of Directors of Oneida Financial Corp. has an Audit Committee that is currently comprised of Messrs. Rodney D. Kent (Chairman), Daniel L. Maneen, Gerald N. Volk, Frank O. White, Jr. and John A. Wight. Each member of the Audit Committee is “independent” as defined in the listing standards for NASDAQ-listed companies and under Rule 10A-3 of the Exchange Act. Each member of the Audit Committee is able to read and understand financial statements, and no member of the Audit Committee has participated in the preparation of the financial statements of Oneida Financial Corp., Oneida Savings Bank, or any of Oneida Savings Bank’s subsidiaries, during the past three years. Directors Kent and Maneen are each deemed by Oneida Financial Corp. to be an “audit committee financial expert,” as currently defined in the regulations of the Securities and Exchange Commission ("SEC").
Section 16(a) Beneficial Ownership Reporting Compliance
The Common Stock of Oneida Financial Corp. is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The officers and directors of Oneida Financial Corp. and beneficial owners of greater than 10% of Oneida Financial Corp.’s Common Stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. Securities and Exchange Commission rules require disclosure in Oneida Financial Corp.’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of Oneida Financial Corp.’s Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on Oneida Financial Corp.’s review of such ownership reports, it was determined that (i) Patricia D. Caprio failed to file one Form 4 on a timely basis reporting an aggregate of one late transaction and (ii) Nancy E. Ryan failed to file two Form 4s on a timely basis reporting an aggregate of two late transactions. Based on Oneida Financial Corp.’s review of such ownership reports, Oneida Financial Corp. believes that no other officer or director of Oneida Financial Corp. failed to timely file such ownership reports for the fiscal year ended December 31, 2014.
Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics may be accessed on the Company’s website at www.oneidafinancial.com.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Philosophy. Our compensation philosophy begins with the premise that the success of Oneida Financial Corp. depends, in large part, on the dedication and commitment of the people we place in key management positions, and the incentives we provide such persons to successfully implement our business strategy and other corporate objectives. However, we recognize that Oneida Savings Bank operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.
As a public company, we base our compensation decisions on four basic principles:

•
Meeting the Demands of the Market - Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•
Aligning with Shareholders - We use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our shareholders.

•	Driving Performance - We base compensation in part on the attainment of company-wide and business unit targets that return positive results to our bottom line.

•	Reflecting our Business Philosophy - Our approach to compensation reflects our values and the way we do business in the communities we serve.
This discussion is focused specifically on the compensation of the following executive officers, each of whom is named in the Summary Compensation Table which appears later in this section. These five executives are referred to in this discussion as the “Named Executive Officers.”

Name                        Title
Michael R. Kallet            Chairman and Chief Executive Officer
Eric E. Stickels            President and Chief Operating Officer
Deresa F. Durkee            Senior Vice President and Chief Financial Officer
Pierre J. Morrisseau        President, OneGroup NY, Inc.
John F. Catanzarita        Chief Operating Officer, OneGroup NY, Inc.
Role of Compensation Committee. The Compensation Committee of Oneida Financial Corp. is responsible for overseeing and making recommendations to the full Board of Directors with respect to the compensation, including benefits, of the Named Executive Officers. The Compensation Committee meets as necessary. One of the responsibilities of the Compensation Committee is to provide, on an annual basis, final approval of the significant components of the total compensation for each Named Executive Officer. In making these determinations, the Compensation Committee considers the executive’s level of job responsibility, the compensation paid by peers for similar levels of responsibility, industry survey data regarding executive compensation, the financial condition and performance of the company, and an assessment of the executive’s individual performance. The Compensation Committee also strongly considers the recommendations of our Chairman and Chief Executive Officer in determining the compensation payable to the other Named Executive Officers. The Board of Directors has ultimate authority to approve the compensation of all Named Executive Officers, including the Chairman and Chief Executive Officer.

Role of Executives in Committee Activities. The executive officers who serve as a resource to the Compensation Committee are the Chairman and Chief Executive Officer and the President and Chief Operating Officer. These executives provide the Compensation Committee with input regarding Oneida Savings Bank’s employee compensation philosophy, process, and compensation decisions for employees other than the Named Executive Officers. In addition to providing factual information such as company-wide performance on relevant measures, these executives articulate management’s views on current compensation programs and processes, recommend relevant performance measures to be used for future evaluations, and otherwise supply information to assist the Compensation Committee. The President and Chief Operating Officer may provide information to evaluate the estimated financial impact regarding any proposed changes to the various components of compensation. The Chairman and Chief Executive Officer also provides information about individual performance assessments for the other Named Executive Officers, and expresses to the Compensation Committee his views on the appropriate levels of compensation for the other Named Executive Officers for the ensuing year.
An executive who participates in Compensation Committee activities acts purely in an informational and advisory capacity and has no vote in the Compensation Committee’s decision-making process. The Chairman and Chief Executive Officer and President and Chief Operating Officer do not attend those portions of Compensation Committee meetings during which their performance is evaluated or their compensation is being determined. No executive officer other than the Chairman and Chief Executive Officer and President and Chief Operating Officer attends those portions of Compensation Committee meetings during which the performance of the other Named Executive Officers is evaluated or their compensation is being determined.
Market Comparisons. In determining compensation of the Named Executive Officers, the Compensation Committee will utilize market information that is provided by Human Resources. For the year ended December 31, 2014, our Human Resources Director utilized survey data from the ABA - Pearl Myer & Partners 2013 Bank Compensation Survey Report for the Northeast and New York State. In addition, the Compensation Committee reviews compensation data derived from public filings of similarly situated publicly traded financial institutions. The following peer group was utilized in determining market compensation for our executive officers:
Tompkins Financial Corporation
Community Bank System, Inc.
NBT Bancorp, Inc.
Northwest Bancshares, Inc.
Ocean Shore Holding Co.
Evans Bancorp, Inc.
Cape Bancorp, Inc.
In reviewing the market comparison data, the Compensation Committee will review the other components of the executive compensation (broad based benefits and executive perquisites) but does not necessarily consider changes to those components on an annual basis. Changes to the level or types of benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes are made by the Board of Directors of Oneida Savings Bank on an aggregate basis with respect to the group of employees entitled to those benefits and not with reference to a particular Named Executive Officer’s compensation.

Compensation Program. Compensation paid to our Named Executive Officers for 2014 consisted primarily of base salary, annual cash incentive awards, long-term stock based compensation, broad based benefits generally available to all full-time employees and perquisites available only to certain Named Executive Officers. The Compensation Committee seeks to create what it believes is the best mix of base salary, annual cash incentives and long-term stock based compensation in delivering the Named Executive Officer’s total compensation. For each Named Executive Officer, a significant percentage of total compensation is at-risk, meaning that it will generally be earned when Oneida Financial Corp. or the Named Executive Officer is successful in ways that are aligned with and support Oneida Financial Corp.’s interest.
The following summarizes each component of compensation payable to the Named Executive Officers and the significant broad-based benefits in which the Named Executive Officers were eligible to participate during 2014:

•	Base salary;

•	A defined contribution 401(k) retirement plan;

•	An employee stock ownership plan;

•	Annual cash incentive;

•	Long-term stock based compensation;

•	Medical coverage;

•	Disability and life insurance; and

•	Pre-tax health and dependent care spending accounts.

In addition, the Named Executive Officers were also entitled to county club memberships. In lieu of a monthly automobile allowance, Mr. Kallet has use of an automobile (including operating expenses) owned by Oneida Savings Bank for business and personal use. Personal use of the automobile is reported as taxable income to Mr. Kallet. Messrs. Stickels, Morrisseau and Catanzarita each receive a monthly car allowance. Please refer to “Summary Compensation Table” for compensation information regarding these benefits for 2014.
The Compensation Committee reviewed 2014 compensation for the Named Executive Officers relative to the competitive market and relative to results delivered on established objectives and performance criteria. The Compensation Committee concluded that the executives’ compensation is consistent with market practice and is reasonable based on performance. Furthermore, our compensation program is aligned with our objective to attract and retain highly qualified management talent for the benefit of our shareholders.
Employment Agreements. In addition to the components of executive compensation described above, Messrs. Kallet and Stickels are each parties to employment agreements with Oneida Savings Bank. New employment agreements were entered into effective March 1, 2012. Ms. Durkee is a party to an employment agreement with Oneida Savings Bank effective June 10, 2014. The rationale for entering into employment agreements with Messrs. Kallet and Stickels and Ms. Durkee is to better provide security for the executives and stability among our senior management team. The employment agreements have an initial term of two years that will automatically renew for an additional year on the anniversary date of the effective date of the agreements and each anniversary date thereafter, provided however that the Compensation Committee will conduct an annual comprehensive performance evaluation of each executive for purposes of determining whether to extend the term of the agreements. Messrs. Morrisseau and Catanzarita are each parties to employment agreements with OneGroup NY, Inc., the wholly owned subsidiary of Oneida Savings Bank. See “Executive Compensation-Employment Agreements” and “Executive Compensation-Potential Payments to Named Executive Officers” for a description of these agreements and for information about potential payments to these individuals upon termination of their employment with Oneida Savings Bank. The employment agreements are designed to give Oneida Savings Bank and its subsidiaries the ability to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to the operations of Oneida Savings Bank and its subsidiaries. The employment agreements provide for salary and bonus payments, as well as additional post-employment benefits, primarily health benefits, under certain conditions, as defined in the employment agreements. The employment agreements were negotiated directly with and recommended for approval by, the Compensation Committee. The Compensation Committee believes such agreements are consistent with industry practices and are desirable for retaining executive talent.
Annual Cash Compensation - Chief Executive Officer. In February 2014, the Compensation Committee recommended, and the Board of Directors approved, the various components of Mr. Kallet’s 2014 annual compensation. Details regarding base salary and annual incentive cash awards are included in the compensation tables following this section.
For 2014, the Compensation Committee established a base salary and a maximum bonus range for Mr. Kallet of approximately $596,000. This target was established based on the recent and anticipated financial performance of Oneida Financial Corp., the estimated value of Mr. Kallet’s services in the marketplace, and the Compensation Committee’s view of Mr. Kallet’s critical role in the future success of Oneida Financial Corp.

After establishing the target value for Mr. Kallet’s overall total cash compensation, the Compensation Committee made detailed determinations for each element of compensation in order to arrive at the desired overall result:

•
Base Salary: The Compensation Committee set Mr. Kallet’s base salary at $425,000 for 2014 representing an increase of 6.25% from his base salary in 2013. The base salary was increased based on the estimated value of Mr. Kallet’s services in the marketplace. At this level, Mr. Kallet’s base salary represented approximately 71% of the target value of his total cash compensation, consistent with the Compensation Committee’s philosophy of emphasizing the at-risk components of total cash compensation for executive officers.

•
Annual Incentive Cash Award: Mr. Kallet’s “target award” for 2014 represented approximately 29% of his total annual cash compensation, and was earned pursuant to the Oneida Financial Corp. Performance Based Compensation Plan.

All Compensation Committee actions taken with respect to Mr. Kallet’s compensation were presented as recommendations for approval by the full Board of Directors. The Compensation Committee’s recommendations regarding Mr. Kallet’s 2014 base salary were approved by the full Board of Directors in February 2014. The Compensation Committee’s recommendations regarding Mr. Kallet’s 2014 annual incentive cash award opportunity were approved by the full Board of Directors in April 2014.
Annual Cash Compensation - President and Chief Operating Officer. In February 2014, the Compensation Committee recommended, and the full the Board of Directors approved, the total cash components of Mr. Stickels 2014 annual compensation. Details regarding base salary and annual incentive cash awards made are included in the compensation tables following this section.
For 2014, the Compensation Committee established a base salary and maximum bonus range for Mr. Stickels of approximately $439,000. This target was established followed the same steps as outlined above for the Chief Executive Officer.
After establishing the target value of Mr. Stickels overall total cash compensation, the Compensation Committee made detailed determinations for each element of total compensation in order to arrive at the desired overall result:

•
Base Salary: The Compensation Committee set Mr. Stickels base salary at $325,000 for 2014, which represented an increase of 18.2% from the base salary in 2013. The base salary was increased from the 2013 level based on the estimated value of Mr. Stickels services in the marketplace. At this level, Mr. Stickels base salary represented approximately 74% of the target value of his total cash compensation respectively, consistent with the Compensation Committee’s philosophy of emphasizing the at-risk components of total cash compensation for executive officers.

•
Annual Incentive Cash Award: Mr. Stickels “target award” for 2014 represented approximately 26% of his total annual cash compensation, and was earned pursuant to the Oneida Financial Corp. Performance Based Compensation Plan.

All Compensation Committee actions taken with respect to Mr. Stickels' compensation were presented as recommendations for approval by the full Board of Directors. The Compensation Committee’s recommendations regarding Mr. Stickels 2014 base salary were approved by the full Board of Directors in February 2014. The Compensation Committee’s recommendations regarding Mr. Stickels 2014 annual incentive cash award opportunity were approved by the full Board of Directors in April 2014.
    Annual Cash Compensation - Chief Financial Officer. In January 2014, the full the Board of Directors approved the base salary of Ms. Durkee's 2014 annual compensation. The Compensation Committee's recommendations regarding Ms. Durkee's 2014 annual incentive cash award was approved by the full Board of Directors. Ms. Durkee was considered a Named Executive Officer in May 2014 due to her promotion as the principal financial officer of Oneida Financial Corp. Details regarding base salary and annual incentive cash awards made are included in the compensation tables following this section.
The following represents a summary of Ms. Durkee's total cash compensation:

•
Base Salary: The Board of Directors set Ms. Durkee's base salary at $150,000 for 2014, which represented an increase of 11.1% from the base salary in 2013. The base salary was increased from the 2013 level based on the estimated value of Ms. Durkee's services in the marketplace. At this level, Ms. Durkee's base salary represented approximately 78% of the target value of her total cash compensation.

•
Annual Incentive Cash Award: Ms. Durkee’s “target award” for 2014 represented approximately 22% of her total annual cash compensation, and was earned pursuant to the Oneida Savings Bank Performance Based Compensation Plan

Annual Cash Compensation - Other Non-Bank Named Executive Officers. In February 2014, the Compensation Committee recommended, and the full the Board of Directors approved, the total cash components of annual compensation for the other non-banking Named Executive Officers. Messrs. Morrisseau and Catanzarita are our non-banking Named Executive Officers. Details regarding base salary and annual incentive cash awards made to the non-banking Named Executive Officers are included in the compensation tables following this section. The Compensation Committee evaluated the overall level of total cash compensation for each non-banking Named Executive Officer after considering the recent performance of OneGroup, NY, Inc. and the role of each Named Executive Officer, the criticality of each Named Executive Officer to the future success of Oneida Financial Corp. in attaining its goals and their experience, contribution and knowledge of our organization.
After establishing the target value for each Named Executive Officer’s overall total cash compensation, the Compensation Committee made detailed determinations for each element of total compensation in order to arrive at the desired overall result:

•
Base Salary: The Compensation Committee set base salary at $245,000 for 2014 for each of Messrs. Morrisseau and Catanzarita, representing an increase of 2.1% from the base salaries in 2013. At this level, Messrs. Morrisseau’s and Catanzarita’s base salary represented approximately 70% and 71% of the target value of their total cash compensation respectively, consistent with the Compensation Committee’s philosophy of emphasizing the at-risk components of total cash compensation for executive officers.

•
Discretionary Bonus: Mr. Morrisseau’s 2014 discretionary bonus represented approximately 29% of his total annual cash compensation. Mr. Catanzarita’s 2014 discretionary bonus represented approximately 29% of his total annual cash compensation. Both discretionary bonuses were earned based on OneGroup NY, Inc.’s 2014 performance.

•
Variable Compensation: Mr. Morrisseau and Mr. Catanzarita are eligible to participate in the Executive Referral Program which entitles them to receive variable compensation in addition to their base salary. The Executive Referral Program allows Messrs. Morrisseau and Catanzarita to receive a portion of annual commissions from direct referrals of new clients to the company. This variable compensation which was paid during 2014 represented approximately 1% of Mr. Morrisseau’s total cash compensation. Mr. Catanzarita did not receive variable compensation payments during 2014.

Performance Based Compensation Plans. Oneida Financial Corp. and Oneida Savings Bank have established the Oneida Financial Corp. Performance Based Compensation Plan (the “Company Performance Plan”) and the Oneida Savings Bank Performance Based Compensation Plan (the “Bank Performance Plan”). Messrs. Kallet and Stickels are the only participants in the Company Performance Plan. Other eligible officers and exempt employees, including Ms. Durkee, are eligible to participate in the Bank Performance Plan. Messrs. Morrisseau and Catanzarita are not participants in either plan. The Compensation Committee designed the plans in order to link potential payout with our stockholders' interests. The performance objectives used to determine payments under the plans are established at the beginning of the year by the Compensation Committee.
For 2014, the primary corporate financial performance objectives for Messrs. Kallet and Stickels were based on Oneida Financial Corp. attaining certain targeted net income growth rates, return on average assets and return on average tangible equity. Performance levels below the targeted level result in no payment being made. Performance levels exceeding the target by specified percentages may result in increasing payments based on a six tier structure, provided that the total annual incentive awards paid may not exceed 4% of Oneida Financial Corp.’s net income for the fiscal year. The Compensation Committee may, at their discretion, modify the plan from time to time, to negate the effects of certain non-recurring increases or decreases in the net income levels. The performance objectives for Ms. Durkee were related to the overall performance of Oneida Savings Bank based on certain targeted net income growth rates, return on average assets and return on average tangible equity. The performance objectives were designed so that the Named Executive Officer’s interests were further aligned with those of our stockholders.
Non-Equity Discretionary Bonus for Non-Bank Named Executive Officers. The Compensation Committee has the authority to award discretionary bonus payments to Messrs. Morrisseau and Catanzarita. While strict numerical formulas are not used to quantify the bonus payments, the performance objectives used to determine 2014 discretionary bonus payments for each executive were based on performance objectives related to the overall performance of OneGroup NY, Inc. with emphasis on increased revenues due to commissions and fees received for providing retail and whole insurance agency and brokerage services, and overall performance based on targeted revenue growth and profit margin.
Long-Term Stock-Based Compensation. On May 8, 2012, our stockholders approved the Oneida Financial Corp. 2012 Equity Incentive Plan (“2012 Equity Plan”). Under the 2012 Equity Plan, employees and directors are eligible to receive stock options, restricted stock and restricted stock unit awards. The purpose of the 2012 Equity Plan is to provide employees and directors with additional incentives to promote the growth and performance of Oneida Financial Corp. Given that a majority of the publicly traded financial institutions that we compete with for directors and executive talent offer equity-based compensation, the 2012 Equity Plan gives us the flexibility to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of our common stock. Additionally, the awards made under the 2012 Equity Plan will further align the interests of our senior-management employees with our stockholders, which provide an incentive for long-term stockholder value.
For 2014, no awards were granted to the Named Executive Officers under the 2012 Equity Plan. However, for 2012, Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee were granted 25,000, 20,000, 10,000, 10,000 and 10,000 stock option awards, respectively, that vest ratably for five years and have a ten year contract term from the date of grant. In addition, Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee were granted 25,000, 20,000, 10,000, 10,000 and 10,000 restricted stock awards, respectively, that vest ratably over a five year period beginning on the date of grant. Furthermore, Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee were granted 25,000, 20,000, 10,000, 10,000 and 10,000 restricted stock awards, respectively, that vest on July 24, 2015 based on the performance results of Oneida Financial Corp. related to earnings and profitability for the three year period ending on December 31, 2014. In awarding such restricted shares, the Compensation Committee felt strongly that a significant portion of the Named Executive Officers restricted stock awards should be formally tied to the attainment of certain corporate financial targets of Oneida Financial Corp. to more closely align the Named Executive Officer’s interests with the interests of our stockholders.
See “Executive Compensation-Benefit Plans” for a more detailed description of the 2012 Equity Plan.
Retirement Plans. In addition to the compensation paid to Named Executive Officers as described above, the Named Executive Officers received, along with and on the same terms as other employees, certain life, health and disability benefits and benefits pursuant to our 401(k) plan, employee stock ownership plan (ESOP), and defined benefit plan. All of our Named Executive Officers were eligible to participate in the 401(k) plan during 2014. Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee are 100% vested in each plan. The 401(k) plan provides that an eligible employee may elect to defer his or her salary for retirement up to the Internal Revenue Code Section 402(g) limit (subject to a maximum limitation for 2014 of $17,500; provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) plan), and that we will provide a matching contribution of 100% of the first 4% of the employee’s salary and a matching contribution of 50% of the next 2% of the employee’s salary that is contributed by the employee to the 401(k) plan. These contributions were made in the form of a cash contribution and are invested at the direction of the employee. Compensation that may be taken into account under the Plan cannot exceed $260,000 for 2014. Our Board of Directors may amend or terminate this Plan at any time.
All of our employees who have attained age 21 and have completed 12 months of service during which they have worked at least 1,000 hours are also eligible to participate in our ESOP. The ESOP purchased 157,500 shares of common stock as part of the second step conversion which was funded by a loan from Oneida Financial Corp. for a term of ten years. Loan payments are primarily funded by cash contributions from Oneida Savings Bank. As loan payments are made, shares are committed to be released and allocated to employee accounts at the end of each calendar year. Contributions for 2014 totaled $259,436 and were used to pay the loan to the ESOP. The ESOP provides our employees with allocations that consist primarily of our common stock, which is allocated based upon an employee’s compensation in relation to the compensation of all other qualified employees, in the aggregate.
The Retirement Accumulation Plan of Oneida Savings Bank, a non-contributory tax-qualified defined benefit plan utilizing a cash balance plan design (the “Defined Benefit Plan”), had been frozen since June 15, 2004 and was terminated during 2014 with all plan assets paid out prior to December 31, 2014.
Tax and Accounting Implications. In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.
Risk Management. The Compensation Committee believes that any risks arising from our compensation policies and practices for all of our employees, including our Named Executive Officers, are not reasonably likely to have a material adverse effect on Oneida Financial Corp. or Oneida Savings Bank. In addition, the Compensation Committee believes that the mix and design of the elements of our compensation program will encourage our senior management to act in a manner that is focused on the long-term value of Oneida Financial Corp. and Oneida Savings Bank.
The Compensation Committee regularly reviews our compensation program to ensure that controls are in place so that our employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of Oneida Financial Corp. and Oneida Savings Bank. With respect to our non-equity bonus compensation program, the Compensation Committee reviews and approves both the company-wide and individual performance objectives that are used to determine the bonus payments made to our employees. The performance objectives selected are customary performance metrics for financial institutions in our peer group.
Finally, our 2012 Equity Plan and ESOP have put more of our common stock into the hands of our employees which will further align their interests with those of our stockholders, and in turn should contribute to long-term stockholder value and decrease the likelihood that employees would take excessive risks that could threaten the value of their common stock received under each plan.
Compensation Committee Report
The following is the report of the Compensation Committee with respect to Oneida Financial Corp.’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2014:
The Compensation Committee of Oneida Financial Corp. has reviewed and discussed the section of the Form 10-K statement entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors of Oneida Financial Corp. that the “Compensation Discussion and Analysis” be included herein for the fiscal year ended December 31, 2014.
The above report of the Compensation Committee does not constitute “soliciting materials” and should not be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any other filing of Oneida Financial Corp. under the Securities Act of 1933 or the Securities and Exchange Act of 1934, except to the extent that Oneida Financial Corp. specifically incorporates this report by reference in any of those filings.
This report has been provided by the following directors: Patricia D. Caprio, Rodney D. Kent and Richard B. Myers.
Compensation Committee Interlocks and Insider Participation
The Board of Directors of Oneida Savings Bank, meeting in an “executive session” which includes only independent directors, determines the salaries to be paid each year to Oneida Savings Bank’s officers. The Compensation Committee of Oneida Financial Corp., meeting in “executive session” with independent directors only, determine the base salaries to be paid each year to the Named Executive Officers which includes Michael R. Kallet, our Chairman and Chief Executive Officer, Eric E. Stickels, our President and Chief Operating Officer, and the three other most highly compensated executive officers of Oneida Financial Corp. and its subsidiaries whose compensation exceeded $100,000 during the year ended December 31, 2014 (the “Named Executive Officers”). Messrs. Kallet and Stickels are also directors of Oneida Financial Corp. and Oneida Savings Bank. Messrs. Kallet and Stickels have not in the past, and will not in the future, be present during board deliberations or participate in the Board of Directors’ determination of compensation for the Chairman and Chief Executive Officer and President and Chief Operating Officer.
During the year ended December 31, 2014 , (i) no executive served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on Oneida Financial Corp.’s Compensation Committee; (ii) no executive officer of the company served as a director of another entity, one of whose executive officers served on the Compensation Committee of Oneida Financial Corp.; and (iii) no executive officer of the company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of Oneida Financial Corp.

EXECUTIVE COMPENSATION
Summary Compensation Table. The following table sets forth for the years ended December 31, 2014, 2013 and 2012 certain information as to the total remuneration we paid to our Named Executive Officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)(3)	Change in pension value and non-qualified deferred compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Michael R. Kallet, Chairman and Chief Executive Officer	2014	425,000	—	—	—	133,101	14,712	82,423	655,236
	2013	400,000	—	—	—	146,064	14,184	86,436	646,684
	2012	375,000	—	257,500	24,712	133,641	14,252	78,776	883,881

Eric E. Stickels, President and Chief Operating Officer	2014	325,000	—	—	—	88,734	4,576	60,097	478,407
	2013	275,000	—	—	—	97,376	4,411	42,052	418,839
	2012	250,000	—	206,000	19,770	88,094	4,432	34,628	602,924

Deresa F. Durkee, Senior Vice President and Chief Financial Officer	2014	150,000	—	—	—	36,361	685	16,705	203,751
	2013	135,000	—	—	—	43,463	661	16,207	195,331
	2012	125,000	—	103,000	9,885	37,442	664	11,878	287,869

Pierre J. Morrisseau President OneGroup NY, Inc.	2014	245,000	100,000	—	—	—	61	49,135	394,196
	2013	240,000	67,500	—	—	—	58	63,275	370,833
	2012	225,000	72,071	103,000	9,885	—	59	86,196	496,211

John F. Catanzarita Chief Operating Officer OneGroup NY, Inc.	2014	245,000	100,000	—	—	—	—	43,951	388,951
	2013	240,000	67,500	—	—	—	—	45,253	352,753
	2012	225,000	78,910	103,000	9,885	—	—	41,226	458,021

(1) The amounts represent the discretionary bonus earned by the Named Executive Officer. See “Compensation Discussion and Analysis-Non-Equity Discretionary Bonus for Non-Bank Named Executive Officers” for further details.
(2) The amounts for the year 2012 represent the grant date fair value of the stock and option awards granted to the Named Executive Officers under the 2012 Equity Plan. The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718). Assumptions used in the calculations of these amounts are included in the Annual Report on Form 10-K of Oneida Financial Corp., filed with the SEC on March 20, 2013.

(3)
Represents the annual cash incentives earned based upon financial targets achieved in the specified year for Messrs. Kallet and Stickels and Ms. Durkee under the performance based compensation plans. All annual cash incentives earned by the Named Executive Officers were paid in the subsequent calendar year.

(4)	This column represents the change in actuarial present value of the Named Executive Officer’s accumulated benefit under the Defined Benefit Plan.

(5)
The amounts in this column reflect what we paid for, or reimbursed, the applicable Named Executive Officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the table provided below.

All Other Compensation
Name	Year	Employer Contributions to 401(k) Plan ($)	ESOP Allocation ($)(1)	Life and Disability Insurance ($)(2)	Dividends on Restricted Stock ($)	Board Fees ($)	Auto Expenses ($)	Club Dues ($)	Variable Compensation ($) (3)	Total All Other Compensation ($)
Michael R. Kallet, Chairman and Chief Executive Officer	2014	13,000	3,159	11,458	9,000	26,600	11,346	7,860	—	82,423

Eric E. Stickels, President and Chief Operating Officer	2014	13,000	3,159	5,093	7,200	20,300	9,957	1,388	—	60,097

Deresa F. Durkee, Senior Vice President and Chief Financial Officer	2014	6,788	2,301	2,628	3,600	—	—	1,388	—	16,705

Pierre J. Morrisseau President OneGroup NY, Inc.	2014	13,000	3,159	3,480	3,600	600	16,480	5,206	3,610	49,135

John F. Catanzarita Chief Operating Officer OneGroup NY, Inc.	2014	11,772	3,159	4,633	3,600	—	11,390	9,397	—	43,951

(1)	Based on the fair market value of Oneida Financial Corp. common stock on December 31, 2014 of $13.00.

(2)	Represents the cost to Oneida Savings Bank for disability plan agreements and life insurance plans, as well as coverage under a supplemental executive life and disability plan.

(3)	Represents commissions earned by Mr. Morrisseau from direct referrals of new clients to OneGroup NY, Inc.

Employment Agreements
Employment Agreements for Messrs. Kallet and Stickels. Oneida Savings Bank and Oneida Financial Corp. have entered into substantially identical employment agreements with Messrs. Kallet and Stickels (referred to below as the “executives” or “executive”). Each employment agreement was originally executed on November 1, 2010 for a three-year term ending on October 31, 2013. New employment agreements were entered into on March 1, 2012 for a two-year term ending on February 28, 2014 (the “Employment Term”). The new employment agreements are identical to the original employment agreements except that the term of the new employment agreements will automatically renew for an additional year on March 1, 2014 and each year thereafter, provided however that the Compensation Committee will conduct an annual comprehensive performance evaluation of each executive for purposes of determining whether to extend the term of the new employment agreements. The original employment agreements had a fixed term for three years that did not automatically renew. The current base salary under the employment agreements is $425,000 and $325,000 for Messrs. Kallet and Stickels, respectively. Each executive’s base salary will be reviewed annually. In addition to the base salary, each executive will receive all benefits and fringe benefits applicable to executive personnel, and will be entitled to receive supplemental life and long-term disability insurance.
Each executive will be entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including (i) involuntary termination of employment for reasons other than cause, disability, or retirement, or (ii) resignation during the term of the agreement for “good reason.” “Good reason” is defined as (A) the failure to re-elect the executive to his current position, or a material adverse change in the executive’s position, duties, responsibilities, title or status that would cause the executive’s position to have less responsibility, importance, or scope; (B) a relocation of his principal place of employment by more than 25 miles from Oneida Savings Bank’s principal executive office; (C) a material reduction in the executive’s benefits and perquisites, including the executive’s base salary, except for any reduction that is generally applicable to all officers of Oneida Savings Bank; (D) a liquidation or dissolution of Oneida Savings Bank or Oneida Financial Corp.; or (E) a material breach of the employment agreement by Oneida Savings Bank or Oneida Financial Corp. In the event of the executive’s termination of employment as a result of any of these circumstances, the executive will be entitled to receive a lump sum severance payment within 30 days following his date of termination equal to: (i) the unpaid base salary due for the remaining term of the employment agreement, or for a period of six months, whichever is greater, plus (ii) continued payments related to the executive’s participation in any medical, dental and life insurance benefit plans at the same levels that existed prior to the termination for a period of 18 months following the termination date.

In the event of the executive’s (i) involuntary termination of employment, for reasons other than cause, death or disability, or (ii) voluntary resignation with “good reason”, in either case within six months prior to, or twelve months after, a change in control of Oneida Savings Bank or Oneida Financial Corp., the executive will be entitled to receive a lump sum severance payment within 30 days following his date of termination equal to 2.99 times the average annual compensation paid to the executive and included as gross income for income tax purposes during the five full calendar years (or if less, executive’s period of employment) immediately preceding the year during which the change in control occurs. In addition, the agreements provide for the executive’s continued participation in any medical, dental and life insurance benefit plans on substantially the same terms in existence at the time of termination for a period of 18 months following the termination date. Mr. Stickels is entitled to a cash bonus payment equal to the estimated amount necessary for him to use the after-tax portion of the payment to pay the premiums of his supplemental life and disability insurance for 18 months following the termination date. In the event any severance payments or benefits provided to the executive constitute an “excess parachute payment” as defined in Section 280G of the Code, the severance payments or benefits under each employment agreement will be reduced accordingly to avoid penalties.
The employment agreements provide that for a period of 24 months following termination, each executive agrees not to compete with Oneida Savings Bank and Oneida Financial Corp. in Madison, Oneida, or Onondaga County.
Employment Agreement for Ms. Durkee. Oneida Savings Bank and Oneida Financial Corp. have entered into substantially identical employment agreements with Ms. Durkee (referred to below as the “executive”). The employment agreement was executed on June 10, 2014 for a 24 month term ending on June 9, 2016. The current base salary under the employment agreement is $170,000 for Ms. Durkee. The base salary will be reviewed annually. In addition to the base salary, the executive will receive all benefits and fringe benefits applicable to executive personnel, and will be entitled to receive supplemental life and long-term disability insurance.
The executive will be entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including (i) involuntary termination of employment for reasons other than cause, disability, or retirement, or (ii) resignation during the term of the agreement for “good reason.” “Good reason” is defined as (A) the failure to re-elect the executive to her current position, or a material adverse change in the executive’s position, duties, responsibilities, title or status that would cause the executive’s position to have less responsibility, importance, or scope; (B) a relocation of her principal place of employment by more than 25 miles from Oneida Savings Bank’s principal executive office; (C) a material reduction in the executive’s benefits and perquisites, including the executive’s base salary, except for any reduction that is generally applicable to all officers of Oneida Savings Bank; (D) a liquidation or dissolution of Oneida Savings Bank or Oneida Financial Corp.; or (E) a material breach of the employment agreement by Oneida Savings Bank or Oneida Financial Corp. In the event of the executive’s termination of employment as a result of any of these circumstances, the executive will be entitled to receive a lump sum severance payment within 30 days following her date of termination equal to: (i) the unpaid base salary due for the remaining term of the employment agreement, or for a period of six months, whichever is greater, plus (ii) continued payments related to the executive’s participation in any medical, dental and life insurance benefit plans at the same levels that existed prior to the termination for a period of 18 months following the termination date.
In the event of the executive’s (i) involuntary termination of employment, for reasons other than cause, death or disability, or (ii) voluntary resignation with “good reason”, in either case within six months prior to, or 12 months after, a change in control of Oneida Savings Bank or Oneida Financial Corp., the executive will be entitled to receive a lump sum severance payment within 30 days following her date of termination equal to 2.00 times the average annual compensation paid to the executive and included as gross income for income tax purposes during the five full calendar years (or if less, executive’s period of employment) immediately preceding the year during which the change in control occurs. In addition, the agreements provide for the executive’s continued participation in any medical, dental and life insurance benefit plans on substantially the same terms in existence at the time of termination for a period of 18 months following the termination date. Ms. Durkee is entitled to a cash bonus payment equal to the estimated amount necessary for her to use the after-tax portion of the payment to pay for the premiums on her supplemental life and disability insurance for 18 months following the termination date. In the event any severance payments or benefits provided to the executive constitute an “excess parachute payment” as defined in Section 280G of the Code, the severance payments or benefits under each employment agreement will be reduced accordingly to avoid penalties.
The employment agreement provide that for a period of 24 months following termination, the executive agrees not to compete with Oneida Savings Bank and Oneida Financial Corp. in Madison, Oneida, or Onondaga County.
Employment Agreement for Mr. Morrisseau. Mr. Morrisseau has entered into an employment agreement with OneGroup NY, Inc., a wholly owned subsidiary of Oneida Savings Bank. The employment agreement was effective on January 1, 2011 and expired on December 31, 2014. An amendment to the employment agreement was entered into effective January 1, 2015 which will expire on December 31, 2015. Prior to the expiration of the Employment Term, the parties may negotiate for renewal or extension of the employment agreement or indicate through written notice at least sixty (60) days prior to expiration of an intent not to renew. If the employment agreement is not terminated at the end of the Employment Term, the employment agreement will automatically be extended for an additional 12-month period. Under the employment agreement, Mr. Morrisseau is entitled to a base salary of at least $245,000. In addition to the base salary, Mr. Morrisseau is also entitled to earn variable compensation through participation in the Executive Referral Program, which entitles him to receive 10% of the annual commissions generated through the validated direct referral by Mr. Morrisseau of a new client to the company. In addition to the base salary and variable compensation, Mr. Morrisseau is entitled to participate in retirement plans and other employee and fringe benefits applicable to all personnel. In the event of Mr. Morrisseau’s termination by the company for any reason other than cause, death or disability or voluntary termination for “good reason” within six months prior to, or 12 months following, a change in control (a “change in control termination”), he will be entitled to receive the following:

•	a cash lump sum payment equal to two times his average annual compensation received during the two full calendar years immediately preceding the change in control;

•	a cash bonus payment equal to the estimated amount necessary to pay the premiums of his supplemental life and disability insurance benefits for 12 months; and

•	continued life insurance coverage and non-taxable medical and dental insurance for 12 months.

In the event any severance payments or benefits provided to Mr. Morrisseau constitute an “excess parachute payment” as defined in Section 280G of the Code, the severance payments or benefits under the employment agreement will be reduced accordingly to avoid penalties.
The employment agreement requires that following Mr. Morrisseau’s termination of employment for any reason (other than a change in control termination), he will not compete with OneGroup NY, Inc. in any area located within a 75 mile radius of Syracuse, New York for a period of two years thereafter.
Employment Agreement for Mr. Catanzarita. Mr. Catanzarita has entered into an employment agreement with Benefit Consulting Group, Inc., a wholly owned subsidiary of Oneida Savings Bank. Effective January 1, 2013, Mr. Catanzarita became an employee of OneGroup NY, Inc. with the realignment of our segments to better serve our customers. The employment agreement was effective on January 1, 2006 which expired on December 31, 2010 (the “Employment Term”). A new employment agreement was entered into effective January 1, 2011 which will expire on December 31, 2015. Prior to the expiration of the Employment Term, the parties may negotiate for renewal or extension of the employment agreement or indicate through written notice at least sixty (60) days prior to expiration an intent not to renew. If the employment agreement is not terminated at the end of the Employment Term, the employment agreement will automatically be extended for an additional 12-month period. Under the new employment agreement, Mr. Catanzarita is entitled to a base salary of at least $245,000. In addition to the base salary, Mr. Catanzarita is entitled to participate in retirement plans and other employee and fringe benefits applicable to all personnel. Mr. Catanzarita is also entitled to earn variable compensation through participation in the Executive Referral Program, which entitles him to receive 10% of the annual commissions generated through the validated direct referral by Mr. Catanzarita of a new client to the company. In the event of Mr. Catanzarita’s termination by the company for any reason other than cause, death or disability or voluntary termination for “good reason” within six months prior to, or 12 months following, a change in control (a “change in control termination”), he will be entitled to receive the following:

•	a cash lump sum payment equal to two times his average annual compensation received during the two full calendar years immediately preceding the change in control;

•	a cash bonus payment equal to the estimated amount necessary to pay the premiums of his supplemental life and disability insurance benefits for 12 months; and

•	continued life insurance coverage and non-taxable medical and dental insurance for 12 months.

In the event any severance payments or benefits provided to Mr. Catanzarita constitute an “excess parachute payment” as defined in Section 280G of the Code, the severance payments or benefits under the employment agreement will be reduced accordingly to avoid penalties.
The employment agreement requires that following Mr. Catanzarita’s termination of employment for any reason (other than a change in control termination), he will not compete with OneGroup NY, Inc. in any area located within a 75 mile radius of Syracuse, New York for a period of two years thereafter.

Plan-Based Awards. The following table provides information for the year ended December 31, 2014 as to grants of plan-based awards for our Named Executive Officers.

Grants of Plan-Based Awards for the Fiscal Year Ended 2014
Name	Grant date	Estimated future payouts under Non-equity incentive plan awards (1)			Estimated future share payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Micheal R. Kallet	1/1/2014	—	133,101	171,132	—	—	—	—	—	—	—
Eric E. Stickels	1/1/2014	—	88,734	114,088	—	—	—	—	—	—	—
Deresa F. Durkee	1/1/2014	—	36,361	43,215	—	—	—	—	—	—	—
_______________________

(1)	Represents threshold, target and maximum payments achievable under our performance based compensation plans earned based upon financial targets to be achieved during the year ended December 31, 2014.

Benefit Plans
Performance Based Compensation Plans. Oneida Financial Corp. and Oneida Savings Bank established the Company Performance Plan and the Bank Performance Plan, respectively. The purpose of the plans are to provide financial incentives to a select group of executive and other officers who contribute materially to the continued growth, development, and future business success of Oneida Financial Corp. and Oneida Savings Bank. Messrs. Kallet and Stickels are the only participants in the Company Performance Plan. Other eligible officers and exempt employees, including Ms. Durkee, are eligible to participate in the Bank Performance Plan. Messrs. Kallet and Stickels are not participants in the Bank Performance Plan. Messrs. Morrisseau and Catanzarita are not participants in either plan.
The Compensation Committee will determine the executive officers who are eligible to participate in the Company Performance Plan. The participation level of eligible executives will be based on their category as follows: category I is reserved for the Chairman and Chief Executive Officer (which is Mr. Kallet) and category II is reserved for the President and Chief Operating Officer (which is Mr. Stickels). Participants are eligible to receive an annual cash bonus payment based on the satisfaction of specific targets for each performance metric established by the Compensation Committee at the beginning of the fiscal year. For 2014, the Compensation Committee used the following three performance metrics of Oneida Financial Corp.: (1) Return on Average Assets (“ROAA”); (ii) Return on Average Tangible Equity (“ROATE”); and (iii) Net Income Growth Rate.
At the end of the fiscal year, the Compensation Committee will establish a potential bonus award under the Company Performance Plan of up to a fixed percentage of 4% of Oneida Financial Corp.’s net income. For 2014, 33.33%, 33.33%, and 33.34% of the total bonus award was determined based on Oneida Financial Corp.’s satisfaction of certain target performance levels related to ROAA, ROATE, and Net Income Growth Rate, respectively. If a bonus award has been established, the Compensation Committee will allocate 60% of the bonus award to the category I participant and 40% of the bonus award to the category II participant. However, no bonus award will be made if for the fiscal year: (i) the ROATE is less than 5.0%, (ii) the ROAA is less than 0.49%, or (iii) the most recent Regulatory Examination Report does not reflect an acceptable Uniform Composite Rating.
The Compensation Committee will also determine the officers who are eligible to participate in the Bank Performance Plan. The participation level of eligible officers will be based on their category as follows: category I is reserved for Bank executive officers, category II is reserved for Bank department heads, category III is reserved for other bank officers and category IV is reserved for Bank exempt employees. Participants are eligible to receive an annual cash bonus payment based on the satisfaction of specific targets for each performance metric established by the Compensation Committee at the beginning of the fiscal year. For 2014, the Compensation Committee used the following two performance metrics of Oneida Savings Bank: (1) ROAA; and (ii) ROATE.
At the end of the fiscal year, the Compensation Committee will establish a potential bonus award under the Bank Performance Plan of up to a fixed percentage of 8.5% of Oneida Savings Bank’s net income. For 2014, 50% and 50% of the total bonus award was determined based on Oneida Savings Bank’s satisfaction of certain target performance levels related to ROAA and ROATE, respectively. If a bonus award has been established, the Compensation Committee will allocate the payout levels by category with a threshold, target and maximum percentage of the bonus award to the category participants. The allocated bonus award will be divided among the participants in each category based on the participants’ base salary in comparison to the total base salary of all participants in the category. However, no bonus will be made if for the fiscal year: (i) ROAA is less than 0.50% and (ii) ROATE is less than 5.0%. Ms. Durkee is considered a category I officer.
Notwithstanding the foregoing, in the event of the executive officers' employment is terminated due to retirement, death, disability, or layoffs, the executive officers would each be entitled to a pro-rata share of their awards under the plans, based upon their length of employment during the plan year bears to the entire plan year.
2012 Equity Plan. On May 8, 2012, our stockholders approved the 2012 Equity Plan to provide employees and directors of Oneida Financial Corp. and its subsidiaries with additional incentives to promote the growth and performance of Oneida Financial Corp. The 2012 Equity Plan is administered by the Compensation Committee. The 2012 Equity Plan initially authorized the issuance of up to 551,250 shares of common stock pursuant to grants of restricted stock awards, restricted stock units, incentive stock options and non-qualified stock options; provided, however, that no more than 157,000 shares may be issued as restricted stock or restricted stock units (the “Restricted Stock Threshold Amount”). However, the Compensation Committee may issue restricted stock awards or restricted stock units that exceed the Restricted Stock Threshold Amount, provided that the total number of shares of common stock that are reserved for issuance under the 2012 Equity Plan as stock options will be reduced by three shares of common stock for each restricted stock award or restricted stock unit that is issued in excess of the Restricted Stock Threshold Amount. Based on the foregoing, the Compensation Committee decided to adjust the awards available under the plan so that it can issue 59,000 restricted stock awards above the Restricted Stock Threshold Amount. As a result, the plan now authorizes the issuance of up to 433,250 shares of common stock, provided, however, that no more than 216,500 shares may be issued as restricted stock or restricted stock units.
The Compensation Committee may determine the type and terms and conditions of the awards under the 2012 Equity Plan, which shall be set forth in an award agreement delivered to each recipient. Awards may be granted in a combination of incentive and non-qualified stock options or restricted stock or restricted stock units, as follows:

(i)
Stock Options. A stock option gives the recipient the right to purchase shares of Oneida Financial Corp. common stock at a specified price for a specified period of time. The exercise price may not be less than the fair market value on the date the stock option is granted. Stock options are either “incentive” stock options or “non-qualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are eligible to receive incentive stock options.

(ii)
Restricted Stock. A restricted stock award is a grant of common stock of Oneida Financial Corp., subject to vesting requirements, to a recipient for no consideration or minimum consideration as may be required by applicable law. Restricted stock awards are granted in whole shares of common stock and are subject to vesting conditions and other restrictions established by the Compensation Committee as set forth in the 2012 Equity Plan or the award agreement. Unless otherwise determined by the Compensation Committee, the recipient of a restricted stock award may exercise any voting rights with respect to common stock subject to an award and receive dividends and distributions with respect to the common stock.

(iii)
Restricted Stock Units. Restricted stock units are similar to restricted stock awards in that the value of a restricted stock unit is denominated in shares of stock, however, unlike a restricted stock award, no shares of stock are transferred to the recipient until certain requirements or conditions associated with the award are satisfied.

With respect to restricted stock and restricted stock units, performance measures may be applied to the awards so that they are conditioned on the achievement of one or more performance measures set forth in the 2012 Equity Plan and specified in the recipient’s underlying award agreement. Such shares are referred to as “performance shares.”
On July 24, 2012, the Compensation Committee granted 197,500 stock options, 130,000 restricted stock awards and 85,000 performance shares to certain employees and directors of Oneida Financial Corp. and its subsidiaries. The stock option and restricted stock awards are subject to a vesting schedule of 20% per year over a five year period commencing on July 24, 2013. On June 10, 2014, the Compensation Committee granted 6,000 stock options and 8,000 restricted stock awards to certain employees and directors of Oneida Financial Corp. The stock option and restricted stock awards are subject to a vesting schedule of 25% per year over a four year period commencing on July 24, 2014. The performance shares will vest only on the achievement of one or more performance measures in whole or in part, which are predetermined and specified in the recipient’s award agreement. Notwithstanding the foregoing, unless otherwise specified in the recipient’s award agreement, all awards will vest upon death, disability or termination of service following a change in control.

For further information related to the equity awards granted to the Named Executive Officers, please see “Compensation Discussion and Analysis - Long-Term Stock-Based Compensation.”
Outstanding Equity Awards at Year End. The following table sets forth information with respect to our outstanding equity awards as of December 31, 2014 for our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End
Name	Option awards				Stock awards
	Securities underlying unexercised options exercisable (#)	Securities underlying unexercised options unexercisable (#)(1)	Option exercise price ($)	Option expiration date	Shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(3)	Equity Incentive Plan Awards: Unearned shares, units or other rights that have not vested (#)(2)	Equity Incentive Plan Awards: Market value of unearned shares, units or other rights that have not vested ($)(3)
Michael R. Kallet	10,000	15,000	$10.30	7/24/2022	15,000	195,000	25,000	325,000

Eric E. Stickels	4,000	12,000	$10.30	7/24/2022	12,000	156,000	20,000	260,000

Deresa F. Durkee	4,000	6,000	$10.30	7/24/2022	6,000	78,000	10,000	130,000

Pierre J. Morrisseau	4,000	6,000	$10.30	7/24/2022	6,000	78,000	10,000	130,000

John F. Catanzarita	4,000	6,000	$10.30	7/24/2022	6,000	78,000	10,000	130,000
____________________________

(1)	Stock options and restricted stock granted July 24, 2012 vest ratably at a rate of 20% per year starting July 24, 2013.

(2)
Performance shares granted July 24, 2012 will vest on July 24, 2015 based on the performance results of Oneida Financial Corp. related to earnings and profitability for the three year period ending on December 31, 2014.

(3)	This amount is based on the fair market value of Oneida Financial Corp. common stock on December 31, 2014 of $13.00.

Options Exercised and Stock Vested. The following table sets forth information with respect to option exercises and common stock awards that have vested during the year ended December 31, 2014 for our Named Executive Officers.

Option Exercises and Stock Vested for the Fiscal Year
	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($) (2)
Michael R. Kallet	—	—	5,000	68,150

Eric E. Stickels	4,000	7,880	4,000	54,520

Deresa F. Durkee	—	—	2,000	27,260

Pierre J. Morrisseau	—	—	2,000	27,260

John F. Catanzarita	—	—	2,000	27,260
_________________________

(1)	The number of shares shown in this column represents the vesting of restricted stock awarded under the Oneida Financial Corp. 2012 Equity Plan as of December 31, 2014.

(2)	Represents value at December 31, 2014, which is based on the fair market value of Oneida Financial Corp. common stock on July 24, 2014 of $13.63.

Pension Benefits. The following table sets forth information with respect to pension benefits at and for the year ended December 31, 2014 for the Named Executive Officers.

Pension Benefits at and for the Fiscal Year
Name	Plan name	Number of years credited service (#) (2)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Michael R. Kallet	Defined Benefit Plan	22	—	521,391

Eric E. Stickels	Defined Benefit Plan	23	—	162,157

Deresa F. Durkee	Defined Benefit Plan	9	—	24,280

Pierre J. Morrisseau	Defined Benefit Plan	1	—	2,155
_____________________________________

(1)	The above table represents the value of the executive’s accumulated benefit under the Defined Benefit Plan. The plan was terminated during 2014 and all assets paid to participants.

(2)	No years of service have been credited since June 15, 2004, the date on which the Defined Benefit Plan was frozen.

Tax-Qualified Benefit Plans
Defined Benefit Plan. Oneida Savings Bank maintained the Retirement Accumulation Plan of Oneida Savings Bank, a tax-qualified defined benefit plan utilizing a cash balance plan design (the “Defined Benefit Plan”). Employees of Oneida Savings Bank who were 21 or older and had completed one year of employment were eligible to participate in the plan. Each participant had an individual retirement account. For each plan year in which a participant completed one year of service, the participant’s account was credited with an allocation equal to a percentage of the participant’s compensation, where the percentage is determined based on the number of years of service the participant had with Oneida Savings Bank. As of June 15, 2004, the plan was amended to freeze participation and the accrual of benefits thereunder. As of August 15, 2014, the Defined Benefit Plan was terminated and all plan assets were distributed prior to December 31, 2014.
401(k) Plan. Oneida Savings Bank maintains the Oneida Savings Bank 401(k) Savings Plan, a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) plan’s eligibility requirements. All eligible employees can begin participation in the 401(k) plan on the first entry date that coincides with or follows the date the employee has completed one year of service. A participant may contribute up to 100% of his or her compensation to the 401(k) plan, on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2014, the salary deferral contribution was $17,500, provided however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) plan. In addition to salary deferral contributions, Oneida Savings Bank will make matching contributions equal to 100% of the participant’s salary deferral contributions for the plan year that is not in excess of 4% of the participant’s annual salary, plus 50% of the participant’s salary deferral contributions in excess of 4% of his or her annual salary but not in excess of 6% of the participant’s annual salary. In addition, Oneida Savings Bank may also provide a discretionary employer contribution. A participant is always 100% vested in his or her salary deferral contributions and employer matching contributions. All other employer discretionary contributions vest at a rate of 20% per year, and will be fully vested upon completion of five years of credited service. However, a participant will immediately become 100% vested in any discretionary employer contributions received upon the participant’s death, disability, or attainment of age 65 while employed with Oneida Savings Bank. Generally, unless the participant elects otherwise, the participant’s benefit under the 401(k) plan will be payable in the form of a lump sum payment by no later than the last day of the plan year immediately following the participant’s date of termination.
Each participant has an individual account under the 401(k) plan and may direct the investment of his or her account among a variety of investment options or vehicles available, including the Oneida Financial Corp. Employer Stock Fund, which allows participants to invest in the common stock of Oneida Financial Corp.
Employee Stock Ownership Plan (ESOP). Oneida Savings Bank maintains the Oneida Savings Bank Employee Stock Ownership Plan for eligible employees. Employees who are at least 21 years old with at least one year of service are eligible to participate in the plan. The plan borrowed funds from Oneida Financial Corp. and used those funds to purchase 157,500 shares of common stock for the plan in connection with our 2010 stock offering. The loan will be repaid principally through Oneida Savings Bank’s contribution to the plan and dividends payable on the common stock held by the plan over the 10-year term of the loan. The interest rate for the loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, as of the first business day of each calendar year during the term of the loan.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released to the participants’ accounts as the loan is repaid. Shares released from the unallocated suspense account will be allocated to each eligible participant’s plan account based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Vested benefits will be payable generally upon the participants’ termination of employment, and will be paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash. However, participants have the right to elect to receive their benefits entirely in the form of cash or common stock, or a combination of both.
Under applicable accounting requirements, Oneida Savings Bank will record compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in our earnings.
The plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.
Potential Payments to Named Executive Officers
The following table sets forth estimates of the amounts that would be payable to the Named Executive Officers upon the executive’s retirement, termination without cause, termination following a change in control, disability or death, if such termination was effective as of December 31, 2014. The table does not include vested or accrued benefits under tax-qualified benefit plans that are disclosed elsewhere in the proxy statement. The actual amounts to be paid upon any future termination can only be determined at the time of such actual separation.

	Mr. Kallet	Mr. Stickels	Ms. Durkee	Mr. Morrisseau	Mr. Cantanzarita
Discharge without Cause or Resignation with Good Reason - No Change in Control
Cash Wages (1)	$495,833	$379,167	$245,508	$—	$—
Life, Health and Welfare Benefits (2)	$33,440	$32,612	$25,328	$—	$—
Unvested restricted stock (8)	$—	$—	$—	$—	$—
Unvested stock options (10)	$—	$—	$—	$—	$—
Total	$529,273	$411,779	$270,836	$—	$—

Discharge without Cause or Resignation with Good Reason - Change in Control
Cash Wages (1)	$1,574,028	$1,009,019	$289,123	$653,088	$649,879
Life, Health and Welfare Benefits (2)	$33,440	$32,612	$25,328	$18,347	$20,619
Unvested restricted stock (8)	$520,000	$364,000	$208,000	$208,000	$208,000
Unvested stock options (9)	$—	$—	$—	$—	$—
Total	$2,127,468	$1,405,631	$522,451	$879,435	$878,498

Disability
Cash Wages (4)	$—	$—	$—	$—	$—
Life, Health and Welfare Benefits (5)	$91,560	$1,048,110	$501,600	$632,000	$296,000
Unvested restricted stock (8)	$520,000	$364,000	$208,000	$208,000	$208,000
Unvested stock options (9)	$—	$—	$—	$—	$—
Total	$611,560	$1,412,110	$709,600	$840,000	$504,000

Death
Cash Wages (6)	$104,795	$80,137	$41,452	$—	$—
Life, Health and Welfare Benefits (7)	$1,312,500	$874,000	$525,000	$750,000	$750,000
Unvested restricted stock (8)	$520,000	$364,000	$208,000	$208,000	$208,000
Unvested stock options (9)	$—	$—	$—	$—	$—
Total	$1,937,295	$1,318,137	$774,452	$958,000	$958,000

Retirement
Cash Wages	$—	$—	$—	$—	$—
Life, Health and Welfare Benefits	$—	$—	$—	$—	$—
Unvested restricted stock (8)	$—	$—	$—	$—	$—
Unvested stock options (10)	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
________________________________________

(1)	Reflects the cash severance payment as stipulated in each Named Executive Officer’s employment agreement.

(2)
Reflects the cost of continued life insurance coverage, non-taxable medical and dental insurance coverage, as outlined in each Named Executive Officer’s employment agreement. For Mr. Stickels, Ms. Durkee, Mr. Morrisseau and Mr. Catanzarita, the amount includes a cash bonus payment equal to the estimated amount necessary for the executive to use the after-tax portion of payment to pay premiums on his or her supplemental life and disability insurance for 12 months for Mr. Morrisseau and Mr. Catanzartia or 18 months for Mr. Stickels and Ms. Durkee.

(3)
In the event the total payment includes an “excess parachute payment” as defined under Section 280G of the Internal Revenue Code, the total payment would be reduced in order to avoid having an excess parachute payment.

(4)
Oneida Savings Bank will be obligated to pay the base salary of Messrs. Kallet, Stickels, Morrisseau, and Catanzarita and Ms. Durkee for 26 weeks, 26 weeks, 90 days, 90 days and 26 weeks, respectively. However, the base salary will be reduced by any benefits received by the executive under any disability insurance policy or arrangement maintained by Oneida Savings Bank.

(5)
Reflects the benefits received under the Named Executive Officer’s supplemental disability insurance policy. Messrs. Kallet, Stickels, Morrisseau and Catanzarita are entitled to receive a monthly disability benefit equal to $13,080, $7,595, $4,000 and $4,000, respectively, which is payable until they reach age 65. Ms. Durkee is entitled to receive a monthly disability benefit equal to $2,200 which is payable until she reaches at 67.

(6)	Reflects the base salary and payments related to benefit plans that would have otherwise been due for 90 days following the executive’s death.

(7)
Reflects benefit received under the Named Executive Officer’s supplemental life insurance policy, and also the life insurance policy provided by Oneida Savings Bank to all of its employees. Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee are each entitled to receive an additional $250,000 (which is not reflected in the table above) in the event that their death is considered accidental.

(8)
Represents reward and performance shares whose value is based on the fair market value of Oneida Financial Corp. common stock on December 31, 2014 of $13.00 considering all performance shares awarded vested.

(9)
Unvested stock options immediately vest upon discharge without cause or resignation with good reason in a change of control, disability and death. As of December 31, 2014, Messrs. Kallet, Stickels, Morrisseau and Catanzarita and Ms. Durkee had unvested stock options that would become immediately vested in these circumstances of 15,000, 12,000, 6,000, 6,000 and 6,000, respectively. The exercise price for the shares is $10.30.

(10)	Upon discharge without cause or resignation with good reason without a change of control and retirement, unvested stock options do not vest and are forfeited.

Directors’ Compensation
Directors’ Summary Compensation Table. Set forth below is summary compensation for the year ended December 31, 2014 for each of our directors.

Director Compensation
Name	Fees earned or paid in cash ($) (1)	Stock awards ($)(2)(3)	Option awards ($)(2)(3)	All other compensation ($)(4)	Total ($)

Patricia D. Caprio	41,000	—	—	1,800	42,800
John E. Haskell	29,300	—	—	—	29,300
Rodney D. Kent	45,400	—	—	1,800	47,200
Daniel L. Maneen	26,000	49,720	5,216	840	81,776
Richard B. Myers	39,500	—	—	1,800	41,300
Nancy E. Ryan	24,800	—	—	1,800	26,600
Ralph L. Stevens, M.D.	26,400	—	—	1,800	28,200
Gerald N. Volk	28,600	—	—	1,800	30,400
Frank O. White, Jr.	32,000	—	—	1,800	33,800
John A. Wight, M.D.	24,800	—	—	1,800	26,600
___________________________________

(1)	Represents board stipend plus meeting fees paid when the director attends a board or committee meeting.

(2)
Represents the grant date fair value of the stock and option awards granted during 2014 under the 2012 Equity Plan. The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718). Assumptions used in the calculations of these amounts are included in the Annual Report contained herein.

(3)
Each director had 3,000 unvested shares of restricted stock as of December 31, 2014. Directors Caprio, Haskell, White, Jr. and Wight each had 5,000 outstanding stock options to purchase common stock of which 2,000 were exercisable as of December 31, 2014. Director Volk had 4,000 outstanding stock options to purchase common stock of which 1,000 were exercisable as of December 31, 2014. Directors Kent, Maneen, Myers, Ryan, and Stevens each had 3,000 outstanding stock options to purchase common stock of which there were no options exercisable as of December 31, 2014.

(4)	Represents the dollar value of the dividends paid on the unvested restricted stock awards.

Board Fees
Independent Directors of Oneida Financial Corp. receive an annual retainer of $5,000 per year. Directors of Oneida Savings Bank receive an annual retainer of $7,500 and a fee of $600 for each Oneida Savings Bank Board of Directors meeting attended. Directors receive $600 for each committee meeting attended. The Chairman of the Board receives an additional $5,000 annual retainer per year. The Chairman of the Audit Committee receives an annual retainer of $5,000 per year. Each committee chair receives an additional $100 for every committee meeting attended. Oneida Savings Bank paid a total of $336,695 in director fees during the year ending December 31, 2014.
Director Plans
Members of the Board of Directors are eligible to participate in the 2012 Equity Plan. Please see the description of the 2012 Equity Plan set forth under “Benefit Plans” for further details.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2015, the shares of Common Stock beneficially owned by our directors and executive officers individually, by directors and executive officers as a group and by each person who was the beneficial owner of more than five percent of Oneida Financial Corp.’s outstanding shares of Common Stock. None of the shares beneficially owned by director or executive officers have been pledged as security or collateral for any loans.

Name of Beneficial Owner	Total Shares Beneficially Owned (1)		Percent of All Common Stock Outstanding

Directors: (2)
Michael R. Kallet	264,648	(3)	3.77%
Patricia D. Caprio	39,132	(4)	*
John E. Haskell	131,874	(5)	1.88%
Rodney D. Kent	193,570	(6)	2.75%
Daniel L. Maneen	8,548	(7)	*
Richard B. Myers	64,331	(8)	*
Nancy E. Ryan	25,515	(9)	*
Ralph L. Stevens M.D.	60,309	(10)	*
Eric E. Stickels	131,251	(11)	1.87%
Gerald N. Volk	90,915	(12)	1.29%
Frank O. White, Jr.	38,991	(13)	*
John A. Wight M.D.	36,853	(14)	*

Executive Officers Who Are Not Also Directors: (2)
Deresa F. Durkee	24,077	(15)	*
Pierre J. Morrisseau	37,815	(16)	*
John F. Catanzarita	29,991	(17)	*

All Directors and Executive Officers as a Group (13 persons)	1,177,820		16.76%

Principal Stockholders:

The Oneida Savings Bank Employee Stock Ownership Plan Trust(2)	462,062	(18)	6.60%
_____________________________
*    Less than 1%

(1)
A person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the record date. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power. Unless otherwise indicated, the named individual has sole voting and investment power.

(2) The mailing address for each person is listed as 182 Main Street, Oneida, New York 13421.

(3)
Includes shared voting and investment power over 59,240 shares and sole voting and investment power over 180,408 shares. Includes 15,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 10,000 shares of common stock.

(4)
Includes sole voting and investment power over 34,132 shares. Includes 3,000 unvested shares of restricted stock as to which she has sole voting power. Includes options to purchase 2,000 shares of common stock.

(5)
Includes shared voting and investment power over 9,280 shares and sole voting and investment power over 117,594 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 2,000 shares of common stock.

(6)
Includes shared voting and investment power over 59,807 shares and sole voting and investment power over 130,763 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power.

(7) Includes sole voting and investment power over 5,548 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power.

(8)
Includes shared voting and investment power over 5,055 shares and sole voting and investment power over 56,276 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power.

(9)	Includes sole voting and investment power over 22,515 shares. Includes 3,000 unvested shares of restricted stock as to which she has sole voting power.

(10)	Includes sole voting and investment power over 57,309 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power.

(11)
Includes shared voting and investment power over 38,112 shares and sole voting and investment power over 75,639 shares. Includes 12,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 5,500 shares of common stock. (footnotes continued on next page)

(footnotes continued from previous page)

(12)
Includes sole voting and investment power over 86,915 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 1,000 shares of common stock.

(13)
Includes sole voting and investment power over 33,991 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 2,000 shares of common stock.

(14)
Includes shared voting and investment power over 1,140 shares and sole voting and investment power over 30,713 shares. Includes 3,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 2,000 shares of common stock.

(15)
Includes shared voting and investment power over 7,675 shares and sole voting and investment power over 6,402 shares. Includes 6,000 unvested shares of restricted stock as to which she has sole voting power. Includes options to purchase 4,000 shares of common stock.

(16)
Includes shared voting and investment power over 4,496 shares and sole voting and investment power over 23,319. Includes 6,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 4,000 shares of common stock.

(17)
Includes shared voting and investment power over 3,509 shares and sole voting and investment power over 16,482 shares. Includes 6,000 unvested shares of restricted stock as to which he has sole voting power. Includes options to purchase 4,000 shares of common stock.

(18)
Under the terms of The Oneida Savings Bank Employee Stock Ownership Plan (“ESOP”), the ESOP trustee will vote all shares held by the ESOP, but each participant in the ESOP may direct the trustee how to vote the shares of common stock allocated to his or her account. The ESOP trustee, subject to the exercise of its fiduciary responsibilities, will vote unallocated shares of common stock and allocated shares for which no voting instructions are received in the same proportion as the shares for which it has received timely voting instructions. The ESOP shares allocated to the accounts of the officers listed above are reflected in the ownership totals for such officers.

For information with regard to Oneida Financial Corp.'s equity compensation plans, reference is made to the disclosure of such plans under Item 5 of this Form 10-K.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons
All transactions between Oneida Financial Corp. and its executive officers, directors, holders of 10% or more of the shares of its Common Stock and affiliates thereof, are on terms no less favorable to Oneida Financial Corp. than could have been obtained by it in arm’s-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of independent outside directors of Oneida Financial Corp. not having any interest in the transaction.
Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to Oneida Financial Corp. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Oneida Savings Bank’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involve more than normal risk of collectability nor present other unfavorable features.
Pursuant to the Audit Committee Charter, the Audit Committee oversees transactions with related persons and reviews such transactions for potential conflicts of interest on an on-going basis. Our Conflict of Interest Policy and Code of Conduct require that our executive officers and directors disclose any existing and emerging conflicts of interest. In addition, the Board of Directors reviews all loans made to directors and executive officers. Other than as described above, we do not maintain a written policy with respect to related party transactions.
Board Independence
The Board of Directors has determined that with the exception of Mr. Kallet, Mr. Haskell and Mr. Stickels, each of Oneida Financial Corp.’s directors qualifies as an independent director under the listing requirements for NASDAQ listed companies. The independent directors constitute a majority of the Board of Directors. Each of Mr. Kallet and Mr. Stickels is not considered independent because he is an executive officer of Oneida Financial Corp. Mr. Haskell is not considered independent because he is employed by OneGroup NY, Inc., a subsidiary of Oneida Savings Bank.
From time to time, Oneida Savings Bank makes loans to its directors and executive officers and related persons or entities. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectability nor present other unfavorable features. The Board does not believe that originating these loans affects the independence of our board members.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us (or the Bank) for the years ended December 31, 2014 and 2013 by Crowe Horwath LLP:

	2014	2013

Audit Fees	$217,100	$191,800
Audit Related Fees	64,750	62,850
Tax Fees	30,800	29,800
All Other Fees	6,673	—
	$319,323	$284,450

Audit Fees. During the past two years, the aggregate fees billed for professional services rendered by Crowe Horwath LLP for the audit of Oneida Financial Corp.’s annual financial statements and for the review of Oneida Financial Corp.’s Forms 10-Q were $217,100 for 2014 and $191,800 for 2013.
Audit-Related Fees. During the past two years, the aggregate fees billed for professional services by Crowe Horwath LLP that are not directly related to the preparation of the annual audit but reasonably related to the performance of the audit were $64,750 for 2014 and $62,850 for 2013. Services performed included audits of the Company’s various benefit plans.
Tax Fees. During the past two years, the aggregate fees billed for professional services by Crowe Horwath LLP for tax services were $30,800 for 2014 and $29,800 for 2013.
All Other Fees. During the past two years, the fees billed for professional services rendered to Oneida Financial Corp. by Crowe Horwath LLP for services other than those listed above were $6,673 for 2014 and $0 for 2013.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the tax fees and other fees paid in 2013 and 2014 were approved by the audit committee.
PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)      Financial Statements

·                  Report of Independent Registered Public Accounting Firm
·                  Consolidated Statements of Condition,
December 31, 2014 and 2013
·                  Consolidated Statements of Income,
Years Ended December 31, 2014, 2013 and 2012
·                  Consolidated Statements of Comprehensive Income,
Years Ended December 31, 2014, 2013 and 2012
·                  Consolidated Statements of Changes in Stockholders’ Equity,
Years Ended December 31, 2014, 2013 and 2012
·                  Consolidated Statements of Cash Flows,
Years Ended December 31, 2014, 2013 and 2012
·                  Notes to Consolidated Financial Statements

(a)(2)                  Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)      Exhibits

2	Agreement and Plan of Merger dated as of February 24, 2015 by and between Oneida Financial Corp. and Community Bank System, Inc.(1)

3.1	Articles of Incorporation of Oneida Financial Corp. (2)

3.2	Bylaws of Oneida Financial Corp. (2)

4	Form of Stock Certificate (3)

10.1	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Michael R. Kallet (4)

10.2	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Eric E. Stickels (5)

10.3	Employment Agreement by and Among Oneida Financial Corp., Oneida Savings Bank and Deresa F. Durkee (6)

10.4	Employment Agreement between OneGroup NY, Inc. and Pierre J. Morrisseau (7)

10.5	Amendment to Employment Agreement between OneGroup NY, Inc. and John F. Catanzarita (8)

10.6	Oneida Financial Corp. Performance Based Compensation Plan (9)

10.7	Oneida Financial Corp. 2012 Equity Incentive Plan (10)

13	Annual Report to Stockholders

14	Code of Ethics (11)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements into Form S-8

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on February 25, 2015 (File No. 001-34813).

(2)         Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement of Form S-1 filed with the
Securities and Exchange Commission on March 12, 2010 (File No. 333-165458).

(3)         Incorporated by reference to Exhibit 4 to the Company’s Registration Statement of Form S-1 filed with the Securities and Exchange Commission on March 12, 2010 (File No. 333-165458).

(4)         Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 1, 2012 (File No. 001-34813).

(5)         Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 1, 2012 (File No. 001-34813).

(6)         Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on June 24, 2014 (File No. 001-34813).

(7)         Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 20, 2013 (File No. 001-34813).

(8) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Oneida Financial Corp., a Maryland corporation, filed with Securities and Exchange Commission on March 7, 2011 (File No. 001-34813).

(9)         Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Oneida Financial Corp.; a Maryland Corporation, filed with the Securities and Exchange Commission on March 20, 2013 (File No. 001-34813).

(10)        Incorporated by reference to Appendix A of the Proxy Statement of Oneida Financial Corp., a Maryland corporation, filed with the Securities and Exchange Commission on March 22, 2012 (File No. 001-34813).

(11)    Incorporated by reference to the Annual Report on Form 10-K of Oneida Financial Corp., a Federal corporation, for the year ended December 31, 2003 (File No. 000-25101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA FINANCIAL CORP.

3/25/2015	By:	/s/ Michael R. Kallet
Michael R. Kallet
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric E. Stickels	By:	/s/ Deresa F. Durkee
	Eric E. Stickels, President and Chief		Deresa F. Durkee, Senior Vice President and
	Operating Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	3/25/2015	Date:	3/25/2015

By:	/s/ Patricia D. Caprio	By:	/s/ John E. Haskell
	Patricia D. Caprio, Director		John E. Haskell, Director

Date:	3/25/2015	Date:	3/25/2015

By:	/s/ Rodney D. Kent	By:	/s/ Daniel L. Maneen
	Rodney D. Kent, Director		Daniel L. Maneen, Director

Date:	3/25/2015	Date:	3/25/2015

By:	/s/ Richard B. Myers	By:	/s/ Ralph L. Stevens, M.D.
	Richard B. Myers, Director		Dr. Ralph L. Stevens, Director

Date:	3/25/2015	Date:	3/25/2015

By:	/s/ Frank O. White, Jr.	By:	/s/ John A. Wight, M.D.
	Frank O. White Jr., Director		Dr. John A. Wight, Director

Date:	3/25/2015	Date:	3/25/2015

By:	/s/ Gerald N. Volk	By:	/s/ Nancy E. Ryan
	Gerald N. Volk, Director		Nancy E. Ryan, Director

Date:	3/25/2015	Date:	3/25/2015