Form 10-Q
period 2015-03-31
Oneida Financial Corp.
filed 2015-05-13
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES         EXCHANGE ACT OF 1934

For the transition period from                       to

 Commission File Number 001-34813
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,041,747 shares of the Registrant’s common stock outstanding as of May 1, 2015.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At March 31, 2015 (unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from banks	$54,794	$19,062
Federal funds sold	51,135	12,013
TOTAL CASH AND CASH EQUIVALENTS	105,929	31,075
Trading securities	4,142	3,900
Securities, available-for-sale	177,221	176,314
Securities, held-to-maturity (fair value $132,846 and $133,897 respectively)	127,037	129,415

Mortgage loans held for sale	666	839
Loans receivable	381,105	369,039
Deferred fees	1,663	1,483
Allowance for loan losses	(3,497)	(3,502)
LOANS RECEIVABLE, NET	379,271	367,020
Federal Home Loan Bank stock	1,424	1,391
Bank premises and equipment, net	20,999	20,382
Assets held for sale	63	63
Accrued interest receivable	2,667	2,342
Bank owned life insurance	17,947	17,842
Other assets	18,377	21,298
Goodwill	25,480	25,480
Other intangible assets	743	808
TOTAL ASSETS	$881,966	$798,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$679,167	$603,482
Non-interest bearing deposits	92,323	85,688
Other liabilities	12,863	13,226
TOTAL LIABILITIES	784,353	702,396
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($0.01 par value; 30,000,000 shares authorized; 7,026,880 issued at March 31, 2015; 7,025,444 issued at December 31, 2014)	70	70
Additional paid-in capital	44,209	44,121
Retained earnings	55,312	54,185
Accumulated other comprehensive loss	(1,978)	(2,603)
TOTAL STOCKHOLDERS’ EQUITY	97,613	95,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$881,966	$798,169

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,831	$3,657
Interest on investment securities	1,908	1,750
Dividends on equity securities	21	24
Interest on federal funds sold and interest-earning deposits	11	6
Total interest and dividend income	5,771	5,437
INTEREST EXPENSE:
Core deposits	263	284
Time deposits	334	351
Borrowings	1	13
Note payable	—	4
Total interest expense	598	652
NET INTEREST INCOME	5,173	4,785
Less: Provision for loan losses	—	100
Net interest income after provision for loan losses	5,173	4,685
INVESTMENT GAINS:
Net gains on sales of securities	146	46
Changes in fair value of trading securities	242	810
Total investment gains	388	856
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	7,022	6,937
Other operating income	1,474	1,123
Total non-interest income	8,496	8,060
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,467	7,178
Occupancy expenses, net	1,399	1,400
Other operating expense	2,557	2,359
Total non-interest expenses	11,423	10,937
INCOME BEFORE INCOME TAXES	2,634	2,664
Provision for income taxes	663	720
NET INCOME	$1,971	$1,944
EARNINGS PER SHARE — BASIC	$0.28	$0.28
EARNINGS PER SHARE — DILUTED	$0.28	$0.28

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

	(In thousands)
Net income	$1,971	$1,944
Other comprehensive income, net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	139	142
Reclassification adjustment for gains realized included in income	—	—
Net unrealized gains	139	142
Income tax effect	(52)	(57)
Net change in securities transferred to held-to-maturity	87	85
Securities available-for-sale:
Unrealized holding gains on securities arising during period	1,011	1,740
Reclassification adjustment for gains realized in income	(146)	(46)
Net unrealized gains	865	1,694
Income tax effect	(327)	(678)
Net change in securities available-for-sale	538	1,016
Unrealized holding gains on securities, net of tax	625	1,101

Defined benefit pension plans:
Change in unrealized loss on pension benefits	—	24
Income tax effect	—	(10)
Net change in pension benefits	—	14
Other comprehensive income, net of tax	625	1,115
Comprehensive income	$2,596	$3,059

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2015 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2015	7,025,444	$70	$44,121	$54,185	$(2,603)	$95,773
Net income	—	—	—	1,971	—	1,971
Other comprehensive income, net of tax	—	—	—	—	625	625
Common stock dividends: $0.12 per share	—	—	—	(844)	—	(844)
Shares issued under stock plan	1,436	—	12	—	—	12
Shares earned under stock plan	—	—	76	—	—	76
Balance as of March 31, 2015	7,026,880	$70	$44,209	$55,312	$(1,978)	$97,613

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$1,971	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411	443
Amortization of premiums/discounts on securities, net	157	144
Net change in fair value of trading securities	(242)	(810)
Provision for loan losses	—	100
ESOP shares earned	—	57
Stock compensation earned	76	134
Gain on sale of foreclosed assets	(7)	—
Gain on securities, net	(146)	(46)
Gain on sale of loans, net	(66)	(28)
Income tax payable	612	717
Accrued interest receivable	(325)	(381)
Other assets	1,892	2,894
Other liabilities	(363)	(1,474)
Earnings on bank owned life insurance	(105)	(97)
Origination of loans held for sale	(2,088)	(1,114)
Proceeds from sales of loans	2,327	1,203
Net cash provided by operating activities	4,104	3,686
Investing Activities:
Purchase of securities available-for-sale	(19,020)	(28,151)
Proceeds from sale of securities available-for-sale	5,056	1,747
Maturities and calls of securities available-for-sale	11,360	870
Principal collected on securities available-for-sale	2,599	3,368
Purchase of securities held-to-maturity	(50)	(697)
Maturities and call of securities held-to-maturity	51	91
Principal collected on securities held-to-maturity	2,467	2,154
Purchase of FHLB stock	(912)	(21)
Redemption of FHLB stock	879	16
Net increase in loans	(12,251)	(3,477)
Purchase of bank premises and equipment	(963)	(351)
Proceeds from the sale of foreclosed property	45	—
Net cash used in investing activities	(10,739)	(24,451)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	82,299	40,079
Net increase in time deposits	21	1,617
Shares issued under stock plan	12	—
Cash dividends	(843)	(836)
Net cash provided by financing activities	81,489	40,860
Increase in cash and cash equivalents	74,854	20,095

Cash and cash equivalents at beginning of period	31,075	42,183
Cash and cash equivalents at end of period	$105,929	$62,278
Supplemental disclosures of cash flow information:
Cash paid for interest	$599	$674
Cash paid for income taxes	50	—
Supplemental noncash disclosures:
Transfer of loans to other real estate	—	32
Dividends declared and unpaid at period end	844	841
Purchase of securities not settled	2,000	—

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2015

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the fair value of trading securities and investment securities and the evaluation of other-than-temporary impairment on securities whose fair value is less than amortized cost to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be achieved for the remainder of 2015.

The data in the consolidated statements of condition for December 31, 2014 was derived from the audited financial statements included in the Company’s 2014 Annual Report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statements of condition, statements of operations, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2014 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Earnings per common share have been computed based on the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Net income	$1,971	$1,944
Net earnings allocated to participating securities	(20)	(25)
Net earnings allocated to common stock	$1,951	$1,919

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic	(In thousands, except per share data)
Distributed earnings allocated to common stock	$834	$822
Undistributed earnings allocated to common stock	1,117	1,097
Net earnings allocated to common stock	$1,951	$1,919

Weighted average common shares outstanding including shares considered participating securities	7,001	6,978
Less: Average unallocated ESOP shares	—	(18)
Less: Average participating securities	(64)	(88)
Weighted average shares	6,937	6,872
Basic earnings per share	$0.28	$0.28

Diluted
Net earnings allocated to common stock	$1,951	$1,919

Weighted average common shares outstanding for basic earnings per common share	6,937	6,872
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	91	59
Weighted average shares and dilutive potential common shares	7,028	6,931
Diluted earnings per common share	$0.28	$0.28

There were no anti-dilutive stock options considered in the computation of diluted earnings per common share for the three months ended March 31, 2015.   Stock options for 2,215 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2014 because they were anti-dilutive.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at March 31, 2015 and December 31, 2014:

Available-for-sale portfolio:	March 31, 2015
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$27,478	$166	$(31)	$27,613
Corporate	34,220	363	(1,356)	33,227
Agency asset backed securities	8,579	52	(32)	8,599
State and municipal	33,100	1,263	—	34,363
Small Business Administration	6,746	197	—	6,943
	$110,123	$2,041	$(1,419)	$110,745
Mortgage-Backed Securities
Fannie Mae	$25,973	$429	$(13)	$26,389
Freddie Mac	27,060	357	(3)	27,414
Government National Mortgage Assoc.	11,005	186	(46)	11,145
Private placement mortgage obligation	1,428	100	—	1,528
	$65,466	$1,072	$(62)	$66,476
Total available-for-sale	$175,589	$3,113	$(1,481)	$177,221

Held-to-maturity portfolio:	March 31, 2015
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,833	$2,945	$—	$44,778
State and municipal	27,318	1,627	(1)	28,944
Small Business Administration	8,955	319	—	9,274
	$78,106	$4,891	$(1)	$82,996
Mortgage-Backed Securities
Fannie Mae	$25,701	$664	$(143)	$26,222
Freddie Mac	14,621	327	(25)	14,923
Government National Mortgage Assoc.	8,609	139	(43)	8,705
	$48,931	$1,130	$(211)	$49,850
Total held-to-maturity	$127,037	$6,021	$(212)	$132,846

Available-for-sale portfolio:	December 31, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$27,255	$120	$(143)	$27,232
Corporate	35,345	260	(1,508)	34,097
Agency asset backed securities	8,734	91	(35)	8,790
State and municipal	33,004	1,215	(1)	34,218
Small Business Administration	6,835	135	—	6,970
	$111,173	$1,821	$(1,687)	$111,307
Mortgage-Backed Securities
Fannie Mae	$24,666	$306	$(39)	$24,933
Freddie Mac	25,659	207	(33)	25,833
Government National Mortgage Assoc.	12,624	198	(58)	12,764
Private placement mortgage obligation	1,426	51	—	1,477
	$64,375	$762	$(130)	$65,007
Total available-for-sale	$175,548	$2,583	$(1,817)	$176,314

Held-to-maturity portfolio:	December 31, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,703	$2,274	$—	$43,977
State and municipal	27,506	1,504	(7)	29,003
Small Business Administration	9,302	239	—	9,541
	$78,511	$4,017	$(7)	$82,521
Mortgage-Backed Securities
Fannie Mae	$26,602	$533	$(271)	$26,864
Freddie Mac	15,192	257	(53)	15,396
Government National Mortgage Assoc.	9,110	101	(95)	9,116
	$50,904	$891	$(419)	$51,376
Total held-to-maturity	$129,415	$4,908	$(426)	$133,897

The amortized cost and fair value of the investment securities portfolio at March 31, 2015 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$2,434	$2,448	$639	$642
After one year through five years	19,759	20,087	7,865	8,173
After five years through ten years	64,254	65,320	42,203	44,598
After ten years	23,676	22,890	27,399	29,583
Mortgage-backed securities	65,466	66,476	48,931	49,850
Total	$175,589	$177,221	$127,037	$132,846

Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds	$5,056	$1,747
Gross gains	$146	$62
Gross losses	$—	$(16)

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$1,982	$(18)	$1,987	$(13)	$3,969	$(31)
Corporate	4,588	(41)	10,849	(1,315)	15,437	(1,356)
Agency asset backed securities	2,842	(30)	957	(2)	3,799	(32)
State and municipal	561	—	—	—	561	—
Small Business Administration	—	—	4	—	4	—
Fannie Mae	2,023	(10)	2,020	(3)	4,043	(13)
Freddie Mac	1,788	(3)	—	—	1,788	(3)
Government National Mortgage Assoc.	984	(3)	3,900	(43)	4,884	(46)
Total securities available-for-sale in an unrealized loss position	$14,768	$(105)	$19,717	$(1,376)	$34,485	$(1,481)
Held-to-maturity
State and municipal	$760	$(1)	$—	$—	$760	$(1)
Fannie Mae	—	—	9,225	(143)	9,225	(143)
Freddie Mac	—	—	2,193	(25)	2,193	(25)
Government National Mortgage Assoc.	3,675	(43)	—	—	3,675	(43)
Total securities held-to-maturity in an unrecognized loss position	$4,435	$(44)	$11,418	$(168)	$15,853	$(212)

	Less than 12 Months		More than 12 Months		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$999	$(1)	$6,858	$(142)	$7,857	$(143)
Corporate	9,237	(49)	10,552	(1,459)	19,789	(1,508)
Agency asset backed securities	3,789	(35)	—	—	3,789	(35)
State and municipal	563	(1)	—	—	563	(1)
Small Business Administration	—	—	4	—	4	—
Fannie Mae	5,393	(16)	2,002	(23)	7,395	(39)
Freddie Mac	5,567	(33)	—	—	5,567	(33)
Government National Mortgage Assoc.	2,084	(11)	3,028	(47)	5,112	(58)
Total securities available-for-sale in an unrealized loss position	$27,632	$(146)	$22,444	$(1,671)	$50,076	$(1,817)
Held-to-maturity
State and municipal	2,285	(4)	822	(3)	3,107	(7)
Fannie Mae	2,361	(23)	9,459	(248)	11,820	(271)
Freddie Mac	734	(3)	2,238	(50)	2,972	(53)
Government National Mortgage Assoc.	3,631	(95)	—	—	3,631	(95)
Total securities held-to-maturity in an unrecognized loss position	$9,011	$(125)	$12,519	$(301)	$21,530	$(426)

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

As of March 31, 2015, the Company’s security portfolio consisted of 378 securities, 42 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At March 31, 2015, of the 22 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, sixteen were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at March 31, 2015 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Corporate Debt, Agency Asset Backed and Municipal Securities

At March 31, 2015, of the 20 corporate debt and municipal securities in an unrealized loss position, nine were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the nine securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.40%.  The unrealized loss was $941,686 and $1,004,076 at March 31, 2015 and December 31, 2014, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other eight securities in a continuous unrealized loss position were finance sector corporate debt securities and municipal securities all rated above investment grade at March 31, 2015, that have maturities ranging from 2021 to 2034.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Note D — Loans Receivable

The components of loans receivable at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial loans	$55,703	$53,669
Commercial real estate	94,972	93,427
Consumer loans	52,789	46,883
Home equity	53,097	53,150
Residential mortgages	124,544	121,910
	381,105	369,039
Deferred fees	1,663	1,483
Allowance for loan losses	(3,497)	(3,502)
Net loans	$379,271	$367,020

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan's effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of allowance on the loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to troubled debt restructurings that subsequently default into the calculation of the allowance by loan portfolio segment.

The general allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans (including troubled debt restructurings); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  commercial loans, commercial real estate loans, consumer loans, home equity loans and residential mortgages.

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2015
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,175	$1,085	$445	$295	$502	$3,502
Charge-offs	—	—	(21)	—	—	(21)
Recoveries	—	—	16	—	—	16
Provision for loan losses	(288)	162	111	1	14	—
Ending balance	$887	$1,247	$551	$296	$516	$3,497

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
March 31, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(25)	—	—	(25)
Recoveries	—	1	4	—	1	6
Provision for loan losses	83	(8)	24	2	(1)	100
Ending balance	$954	$993	$264	$302	$678	$3,191

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

March 31, 2015	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$105	$20	$—	$—	$—	$125
Collectively evaluated for impairment	782	1,227	551	296	516	3,372
Total	$887	$1,247	$551	$296	$516	$3,497
Loans:
Individually evaluated for impairment	$942	$452	$—	$—	$—	$1,394
Collectively evaluated for impairment	54,761	94,520	52,789	53,097	124,544	379,711
Total	$55,703	$94,972	$52,789	$53,097	$124,544	$381,105

December 31, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$115	$21	$—	$—	$—	$136
Collectively evaluated for impairment	1,060	1,064	445	295	502	3,366
Total	$1,175	$1,085	$445	$295	$502	$3,502
Loans:
Individually evaluated for impairment	$1,048	$462	$—	$—	$—	$1,510
Collectively evaluated for impairment	52,621	92,965	46,883	53,150	121,910	367,529
Total	$53,669	$93,427	$46,883	$53,150	$121,910	$369,039

The following table presents information related to loans individually evaluated for impairment by segment of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	942	942	105	1,048	1,048	115
Commercial real estate	452	452	20	462	462	21
Total	$1,394	$1,394	$125	$1,510	$1,510	$136

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014

	(In thousands)
With no related allowance recorded:	0	0
Commercial loans	$—	$—
Commercial real estate	—	—
With an allowance recorded:
Commercial loans	1,017	874
Commercial real estate	456	497
Total	$1,473	$1,371

At March 31, 2015, impaired commercial real estate loans are represented by three loans.  At March 31, 2015, impaired commercial loans are represented by ten loans. Nine of the commercial loans were considered troubled debt restructurings and totaled $912,000 as of March 31, 2015. The remaining commercial loan and the three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $22,000 and $18,000 was recognized for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2014, impaired commercial real estate loans are represented by three loans. At March 31, 2014, impaired commercial loans are represented by seven loans. Six of the commercial loans were considered trouble debt restructurings and totaled $781,000 as of March 31, 2014. The three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$37	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	453	—
Total	$490	$—

	December 31, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$39	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	267	—
Total	$306	$—

The following represents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans.

	March 31, 2015
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$55,703	$90	$—	$—	$90	$55,613
Commercial real estate	94,972	—	—	—	—	94,972
Consumer loans	52,789	132	11	—	143	52,646
Home equity	53,097	38	83	—	121	52,976
Residential mortgages	124,544	63	—	453	516	124,028
Total	$381,105	$323	$94	$453	$870	$380,235

	December 31, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,669	$—	$56	$—	$56	$53,613
Commercial real estate	93,427	39	—	—	39	93,388
Consumer loans	46,883	70	11	—	81	46,802
Home equity	53,150	118	—	—	118	53,032
Residential mortgages	121,910	233	—	267	500	121,410
Total	$369,039	$460	$67	$267	$794	$368,245

The carrying value of foreclosed residential real estate property as of March 31, 2015 and December 31, 2014 was $207,438 and $245,692, respectively. There were five loans in process of foreclosure as of March 31, 2015 totaling $358,475. There were four loans in process of foreclosure as of December 31, 2014 totaling $334,266.

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of March 31, 2015 and December 31, 2014 by class of loans:

	March 31, 2015			December 31, 2014
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands except number of loans)

Commercial loans	9	$912	$101	7	$804	$58
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	9	$912	$101	7	$804	$58

There were two new troubled debt restructurings recorded during the three months ended March 31, 2015. There were no new troubled debt restructurings recorded during the three months ended March 31, 2014. The Company has not committed to lend additional amounts as of March 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Each of the commercial loans represented a line of credit or fixed rate loan which was not paid in full at the time of maturity. Each loan maturity date was extended for terms ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The nine loans considered troubled debt restructurings as of March 31, 2015 represented six commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $37,000 and $39,000 as of March 31, 2015 and December 31, 2014, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three months ended March 31, 2015 and 2014. All of the troubled debt restructurings were considered impaired as of March 31, 2015 and December 31, 2014. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	March 31, 2015
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$14,163	$39,577	$128	$1,835	$—
Commercial real estate	16,099	73,422	1,994	3,457	—
Total	$30,262	$112,999	$2,122	$5,292	$—

	December 31, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$13,592	$35,546	$191	$4,340	$—
Commercial real estate	14,956	72,938	4,436	1,097	—
Total	$28,548	$108,484	$4,627	$5,437	$—

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months ended March 31, 2015 and 2014, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary One Group NY, Inc. (formerly Bailey & Haskell Associates, Inc). The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc., which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended March 31, 2015
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,173	$—	$—	$5,173
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,173	—	—	5,173
Investment gains, net	388	—	—	388
Commissions and fees on sales of non-banking products	362	5,721	939	7,022
Non-interest income	1,474	—	—	1,474
Non-interest expenses	5,215	4,967	830	11,012
Depreciation and amortization	336	69	6	411
Income before income taxes	1,846	685	103	2,634
Income tax expense	344	282	37	663
Net income	$1,502	$403	$66	$1,971
Total Assets	$857,393	$29,986	$4,292	$891,671

	Three Months Ended March 31, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$4,785	$—	$—	$4,785
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,685	—	—	4,685
Investment gains, net	856	—	—	856
Commissions and fees on sales of non-banking products	515	5,669	753	6,937
Non-interest income	1,123	—	—	1,123
Non-interest expenses	5,118	4,464	912	10,494
Depreciation and amortization	363	73	7	443
Income (loss) before income taxes	1,698	1,132	(166)	2,664
Income tax expense (benefit)	281	497	(58)	720
Net income (loss)	$1,417	$635	$(108)	$1,944
Total Assets	$757,814	$33,185	$5,141	$796,140

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of March 31:

	2015	2014
	(In thousands)
Total assets for reportable segments	$891,671	$796,140
Elimination of intercompany cash balances	(9,705)	(11,042)
Consolidated Total	$881,966	$785,098

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities:  The fair values of trading securities and investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The fair value of level 3 investment securities are determined by the Company’s Finance Department, which reports to the Chief Financial Officer (CFO).  The CFO reviews the values and these are reported to the Investment Committee on a quarterly basis.  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$4,142	$1,056	$3,086	$—
Available-for-sale securities
U.S. Agencies	27,613	—	27,613	—
Corporate	33,227	—	33,227	—
Agency asset backed securities	8,599	—	8,599	—
State and municipal	34,363	—	34,295	68
Small Business Administration	6,943	—	6,943	—
Residential mortgage-backed securities	64,948	—	64,948	—
Private placement mortgage obligation	1,528	—	1,528	—
Total	$181,363	$1,056	$180,239	$68

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$3,900	$1,083	$2,817	$—
Available-for-sale securities
U.S. Agencies	27,232	—	27,232	—
Corporate	34,097	—	34,097	—
Agency asset backed securities	8,790	—	8,790	—
State and municipal	34,218	—	34,150	68
Small Business Administration	6,970	—	6,970	—
Residential mortgage-backed securities	63,530	—	63,530	—
Private placement mortgage obligation	1,477	—	1,477	—
Total	$180,214	$1,083	$179,063	$68

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2015	$68	$68
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2015	$68	$68

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of March 31, 2015 or December 31, 2014.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

	(In thousands)
Interest income	$—	$—
Change in fair value	242	810
Total change in fair value	$242	$810

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$105,929	$105,929	$—	$—	$105,929
Trading securities	4,142	1,056	3,086	—	4,142
Investment securities, available-for-sale	177,221	—	177,153	68	177,221
Investment securities, held-to-maturity	127,037	—	129,177	3,669	132,846
Loans held for sale	666	—	679	—	679
Loans receivable, net	379,271	—	—	394,636	394,636
Federal Home Loan Bank stock	1,424	N/A	N/A	N/A	N/A
Accrued interest receivable	2,667	—	1,659	1,008	2,667
Financial liabilities:	0
Deposits	$771,490	$625,560	$148,231	$—	$773,791
Accrued interest payable	6	2	4	—	6

December 31, 2014	Carrying Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,075	$31,075	$—	$—	$31,075
Trading securities	3,900	1,083	2,817	—	3,900
Investment securities, available-for-sale	176,314	—	176,246	68	176,314
Investment securities, held-to-maturity	129,415	—	130,053	3,844	133,897
Loans held for sale	839	—	865	—	865
Loans receivable, net	367,020	—	—	381,084	381,084
Federal Home Loan Bank stock	1,391	N/A	N/A	N/A	N/A
Accrued interest receivable	2,342	—	1,339	1,003	2,342
Financial liabilities:
Deposits	$689,170	$543,262	$148,115	$—	$691,377
Accrued interest payable	7	2	5	—	7

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

(c) Loans

Fair value of loans, excluding loans held for sale, are estimated as follows:  for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d)   FHLB Stock

It is not practicable to estimate the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Deposits

The fair value disclosed for demand deposits (e.g., interest and non-interest checking, savings and money market accounts)are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying value) resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposits approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f)  Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the level of the asset or the liability with which the accrual is associated.

(g)  Off-balance Sheet Instruments

Fair value for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.  The fair value of commitments is not material.

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $76,027 and $133,860 for the three months ended March 31, 2015 and 2014, respectively.  The total income tax benefit was $28,700 and $51,336 for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. All options granted expire by July 2022 and options vest and become exercisable ratably over a one to five year period. There were 25,750 shares available for future grants under the plan described above as of March 31, 2015. Compensation recorded in conjunction with the option awards was $8,890 and $9,137 for the three months ended March 31, 2015 and 2014, respectively.

A summary of activity in the stock option plan for 2015 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	172,348	$10.44	7.06	$443,550
Granted	—	$—	—	$—
Exercised	(3,000)	$11.01	—	$6,560
Forfeited or expired	—	$—	—	$—
Outstanding at March 31, 2015	169,348	$10.43	6.89	$1,564,303
Fully vested and expected to vest	108,000	$10.39	7.32	$1,002,375
Exercisable as of March 31, 2015	61,348	$10.51	6.13	$561,928

Information related to the stock option plan was as follows:

	2015	2014
Intrinsic value of options exercised	$6,560	$—
Shares received from option excercises	1,564	—
Cash received from option exercises	12,432	—
Tax benefit realized from option exercises	(185)	—
Weighted average fair value of options granted	—	—

As of March 31, 2015, there was $83,481 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 2.3 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30 for shares awarded in July 2012 and $12.43 for shares awarded in June 2014.  RRP shares vest ratably over the five year vesting period on the anniversary date for shares awarded in July 2012 and over the four year vesting period on the anniversary date for those shares awarded in June 2014.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at March 31, 2015 and 130,000 shares have been issued.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	78,000	$10.46
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	78,000	$10.46

As of March 31, 2015, there was $629,819 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.3 years. Compensation expense recorded in conjunction with the RRP awards was $67,137 and $60,997 for the three months ended March 31, 2015 and 2014, respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There were two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. As of December 31, 2014, the compensation cost expensed ranged from 50% - 100% payout under the terms of the plan for the different performance sets. The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at March 31, 2015 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	75,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	75,000	$10.30

As of March 31, 2015, there was no unrecognized compensation cost related to nonvested shares granted under the Plan.  Compensation expense recorded in conjunction with the performance awards totaled $0 and $63,726 for the three months ended March 31, 2015 and 2014, respectively.

Note H - Comprehensive Income

The following table represents the detail of comprehensive income (loss) for the three months ended:

	For the Three Months Ended March 31, 2015
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,011	$(382)	$629
Reclassification adjustment for gains included in net income (1)	(146)	55	(91)
Net unrealized gains on available-for-sale securities	865	(327)	538

Amortization of unrealized gains on transfer of securities to held-to-maturity	139	(52)	87
Net unrealized gains	139	(52)	87

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive income	$1,004	$(379)	$625

	For the Three Months Ending March 31, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,740	$(697)	$1,043
Reclassification adjustment for gains included in net income (1)	(46)	19	(27)
Net unrealized gains on available-for-sale securities	1,694	(678)	1,016

Amortization of unrealized gains on transfer of securities to held-to-maturity	142	(57)	85
Net unrealized gains	142	(57)	85

Net pension gain arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$1,860	$(745)	$1,115
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

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2015 and 2014:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2015	$477	$(2,328)	$(752)	$(2,603)
Other comprehensive income, during the period, net of adjustments	629	—	—	629
Amounts reclassified from AOCI	(91)	87	—	(4)
Other comprehensive income	538	87	—	625
Balance at March 31, 2015	$1,015	$(2,241)	$(752)	$(1,978)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	1,043	—	14	1,057
Amounts reclassified from AOCI	(27)	85	—	58
Other comprehensive income	1,016	85	14	1,115
Balance at March 31, 2014	$9	$(2,494)	$(1,542)	$(4,027)

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

Note J - Merger

On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger is subject to the approval by the stockholders of Oneida Financial Corp. and regulatory authorities and is expected to be completed during the third quarter of 2015.

Current Litigation Relating to the Merger

On March 3, 2015, Paul Parshall (the "Plaintiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. The lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On March 12, 2015, John Solak (the "Second Plaintiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. Similar to the Plaintiff’s lawsuit, the Second Plaintiff’s lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

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

On April 24, 2015, Linda Colvin (the "Third Plaintiff") filed a stockholder class action lawsuit in the Circuit Court for Baltimore City, Maryland, against the Company, the directors of the Company and Community Bank System, Inc. Similar to the lawsuits by the Plaintiff and the Second Plaintiff, the Third Plaintiff’s lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by agreeing to a merger transaction that fails to maximize shareholder value and by putting their personal interests ahead of the interests of the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

To date, there has not been any amounts accrued related to the pending lawsuits.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results Of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents Management’s Discussion and Analysis of Oneida Financial Corp.'s (the "Company’s") consolidated financial results of operations and condition and should be read in conjunction with the Company’s financial statements and notes thereto included herein.

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

GENERAL

Oneida Financial Corp. is the parent company of Oneida Savings Bank (the "Bank”). The Company is a Maryland corporation. The Company conducts no business other than holding the common stock of the Bank and general passive investment activities resulting from the capital it holds. Consequently, the net income of the Company is primarily derived from its investment in the Bank.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities.  Also contributing to our earnings is non-interest income, which consists primarily of service charges and fees on loan and deposit products and services, fees from our insurance, risk management and employee benefits and financial investment and advisory subsidiaries and fees from trust services, and net gains and losses on sale of investments.  Interest income and non-interest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

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

The Company announced on March 26, 2015, a quarterly cash dividend of $0.12 per share, which was paid on April 21, 2015 to its shareholders of record on April 7, 2015.

A comprehensive state tax reform package became law on March 31, 2014. Most of the new provisions were effective for 2015 and include apportionment and corporate rate reductions. Since the law was enacted, the projected post-2014 impact of the apportionment and rate reductions were required to be applied to our deferred tax inventory during the first quarter of 2014. The changes did not result in a material change to our income tax provision for the first quarter of 2014. However, there are still pending legislative uncertainties and the impact of these is unknown at this time.

FINANCIAL CONDITION

ASSETS.  Total assets at March 31, 2015 were $882.0 million, an increase of $83.8 million, or 10.5%, from $798.2 million at December 31, 2014. The increase in total assets was primarily attributable to increases in cash and cash equivalents and loans receivable.

Cash and cash equivalents increased $74.8 million, or 240.5%, to $105.9 million at March 31, 2015 as compared with $31.1 million at December 31, 2014. The increase in cash and cash equivalents was due to the increase in deposits and timing of investing the excess liquidity.

Trading securities increased $242,000, or 6.2%, to $4.1 million at March 31, 2015 as compared with $3.9 million at December 31, 2014. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities was due to the increase in the fair value during the first three months of 2015 that was reflected through the income statement.

Mortgage-backed securities decreased $504,000, or 0.4%, to $115.4 million at March 31, 2015 as compared with $115.9 million at December 31, 2014.  Investment securities decreased $967,000, or 0.5%, to $188.9 million at March 31, 2015 as compared to $189.8 million at December 31, 2014.

Loans receivable, including loans held for sale, increased $12.0 million, or 3.3%, to $379.9 million at March 31, 2015 as compared with $367.9 million at December 31, 2014.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first three months of 2015 totaled $32.4 million as compared to total loan originations during the three months ended March 31, 2014 of $20.8 million. We sold $2.3 million in newly originated fixed rate residential loans with terms exceeding 15 years during the three months ended March 31, 2015 compared to $1.2 million during the same period in 2014.

LIABILITIES.  Total liabilities increased by $82.0 million, or 11.7%, to $784.4 million at March 31, 2015 from $702.4 million at December 31, 2014.  The increase was the result of an increase in deposits of $82.3 million partially offset by a decrease in other liabilities of $363,000.

Deposit accounts increased $82.3 million, or 11.9%, to $771.5 million at March 31, 2015 from $689.2 million at December 31, 2014.  Interest-bearing deposit accounts increased by $75.7 million, or 12.5%, to $679.2 million at March 31, 2015 from $603.5 million at December 31, 2014.  Non-interest bearing deposit accounts increased $6.6 million, or 7.7%, to $92.3 million at March 31, 2015 from $85.7 million at December 31, 2014.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $30.9 million, or 6.0%, to $549.6 million at March 31, 2015 from $518.7 million at December 31, 2014.  Municipal deposits increased $51.4 million, or 30.1%, to $221.9 million at March 31, 2015 from $170.5 million at December 31, 2014.  The Bank believes the increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

We had no borrowings outstanding at March 31, 2015 or December 31, 2014. At March 31, 2015 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $363,000, or 2.7%, to $12.9 million at March 31, 2015 from $13.2 million at December 31, 2014. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at March 31, 2015 from December 31, 2014.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at March 31, 2015 was $97.6 million, an increase of $1.8 million, or 1.9%, from $95.8 million at December 31, 2014.  The increase in stockholders’ equity was a result of net income of $2.0 million for the three months ended March 31, 2015 as well as an increase in accumulated other comprehensive income of $625,000 at March 31, 2015 as a result of an increase in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates. Offsetting these increases in stockholders' equity was a decrease resulting from the payment of a quarterly dividend during the first three months of 2015 totaling $0.12 per share.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months March 31, 2015 and 2014 and for the year ended December 31, 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended March 31,						Twelve Months Ended Dec. 31,
	2015			2014			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$374,746	$3,831	4.09%	$337,113	$3,657	4.34%	$348,136	$14,928	4.29%
Investment and mortgage-backed securities	300,761	1,908	2.54%	277,007	1,750	2.53%	292,039	7,508	2.57%
Federal funds	38,884	11	0.11%	36,285	6	0.07%	28,811	25	0.09%
Equity securities	3,903	21	2.15%	5,072	24	1.89%	5,297	95	1.79%
Total interest-earning assets	718,294	5,771	3.21%	655,477	5,437	3.32%	674,283	22,556	3.35%
Non interest-earning Assets:
Cash and due from banks	13,992			16,044			14,905
Other assets	91,574			87,713			89,160
Total assets	$823,860			$759,234			$778,348
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$246,681	$166	0.27%	$209,615	$184	0.36%	$222,110	$783	0.35%
Savings accounts	138,889	88	0.26%	135,662	84	0.25%	136,520	363	0.27%
Interest-bearing checking	82,480	8	0.04%	78,966	16	0.08%	77,503	58	0.07%
Time deposits	145,098	335	0.94%	141,475	351	1.01%	142,210	1,386	0.97%
Borrowings	1,065	1	0.38%	1,000	13	5.27%	796	35	4.40%
Notes payable	—	—	—	464	4	3.50%	274	9	3.28%
Total interest-bearing liabilities	614,213	598	0.39%	567,182	652	0.47%	579,413	2,634	0.45%
Non-interest-bearing Liabilities:
Demand deposits	96,183			80,466			85,557
Other liabilities	16,567			20,173			19,064
Total liabilities	$726,963			$667,821			$684,034
Stockholders’ equity	96,897			91,413			94,314
Total liabilities and stockholders’ equity	$823,860			$759,234			$778,348
Net interest income		$5,173			$4,785			$19,922
Net interest spread			2.82%			2.85%			2.90%
Net earning assets	$104,081			$88,295			$94,870
Net yield on average interest-earning assets		2.88%			2.92%			2.95%
Average interest-earning assets to average interest-bearing liabilities		116.95%			115.57%			116.37%

RESULTS OF OPERATIONS

General.  Net income for the three months ended March 31, 2015 was $2.0 million compared to $1.9 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015 and 2014, diluted net income per share was $0.28. The increase in net income for the three month period is primarily the result of an increase in net interest income, an increase in net gains on sales of securities, an increase in non-interest income and a decrease in income tax provision; partially offset by a decrease in the change in fair value of our equity investments and an increase in non-interest expense.

Interest and Dividend Income.  Interest and dividend income increased by $334,000, or 6.1%, to $5.8 million for the three months ended March 31, 2015 from $5.4 million for the three months ended March 31, 2014. Interest and fees on loans increased by $174,000 for the three months ended March 31, 2015 as compared with the same period in 2014.  Interest and dividend income on mortgage-backed and investment securities increased $155,000 to $1.9 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014. Interest income earned on federal funds sold increased slightly to $11,000 for the three months ended March 31, 2015 as compared with $6,000 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the increase in income on loans resulted from an increase of $37.6 million in the average balance of loans to $374.7 million in the first quarter of 2015 from $337.1 million in the first quarter of 2014 partially offset by a decrease of 25 basis points in the average yield on loans to 4.09% from 4.34%. At March 31, 2015, net loans receivable, including loans held for sale, were $379.9 million as compared with $339.0 million at March 31, 2014; reflecting an increase of 12.1%.

The increase in interest income from investment and mortgage-backed securities was the result of an increase of $23.8 million in the average balance of investment and mortgage-backed securities to $300.8 million in the first quarter of 2015 from $277.0 million in the first quarter of 2014 along with a slight increase in the average yield earned to 2.54% from 2.53%.  The increase in the average balance of investment and mortgage-backed securities is primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activity.

Interest income on federal funds sold increased $5,000 as a result of an increase in the average balance of federal funds sold to $38.9 million during the first quarter of 2015 as compared with $36.3 million during the first quarter of 2014 along with an increase in average yield of 4 basis points.

Income from equity securities decreased $3,000 to $21,000, due to a decrease in the average balance to $3.9 million for the three months ended March 31, 2015 from $5.1 million for the three months ended March 31, 2014 offset by an increase in the average yield of 26 basis points.

Interest Expense.  Interest expense decreased $54,000, or 8.3%, to $598,000 for the three months ended March 31, 2015 from $652,000 for the three months ended March 31, 2014.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the first quarter of 2015 of $38,000, to $597,000 from $635,000 during the first quarter of 2014 and a decrease in borrowing expense to $1,000 for the three months ended March 31, 2015 compared with $13,000 for the three months ended March 31, 2014.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average rate paid on deposits of 7 basis points offset by an increase in the average balance of interest bearing accounts $47.4 million to $613.1 at March 31, 2015 compared to $565.7 million at March 31, 2014. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $43.9 million, or 10.3%, to $468.1 million at an average cost of 0.23% during the first quarter of 2015 from $424.2 million at an average cost of 0.27% during the first quarter of 2014.  During the same period, the average balance of time deposits increased $3.6 million, or 2.5%, to $145.1 million in the first quarter of 2015 from $141.5 million during the first quarter of 2014 offset by a decrease in the average rate paid on time deposits of 7 basis points. Total deposits increased $82.3 million from December 31, 2014, representing an increase in retail deposits of $30.9 million and an increase of $51.4 million in municipal deposits. The increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

The decrease in borrowing expense for the first quarter of 2015 as compared to the first quarter of 2014 was due to a decrease of 489 basis points in the average rate paid on borrowed funds offset by an increase in the average balance of borrowings outstanding in the March 31, 2015 period to $1.1 million as compared with $1.0 million during the March 31, 2014 period. The change in the average balance and rate of borrowings reflects usage of our overnight line of credit during 2015 compared to a long term FHLB advance that matured during 2014.

Provision for Loan Losses.  During the period ending March 31, 2015, the Bank made no provision for loan loss as compared to $100,000 for the period ending March 31, 2014. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

 Loans individually evaluated for impairment totaled $1.4 million at March 31, 2015 and had an allocated allowance for loan loss reserve of $125,000. Nonperforming loans totaled $490,000 or 0.13% of total loans at March 31, 2015 compared with $495,000 or 0.14% of total loans at March 31, 2014.  Net charge-off activity for the three months ended March 31, 2015 was $5,000 as compared with $19,000 in net charge-offs during th three months ended March 31, 2014. The balance of the allowance for loan losses was $3.5 million or 0.92% of loans receivable at March 31, 2015 compared with $3.2 million or 0.94% of loans receivable at March 31, 2014.

Investment Gains (Losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended March 31, 2015, the market value of our trading securities increased $242,000 as compared with an increase of $810,000 in the 2014 period.

During the first quarter of 2015, the Company realized $146,000 of investment gains. This compares with realized gains of $46,000 during the three months ended March 31, 2014.

Non-Interest Income.  Non-interest income increased by $436,000, or 5.4%, to $8.5 million for the three months ended March 31, 2015 from $8.1 million for the three months ended March 31, 2014.

Revenue derived from commissions and fees on sales of non-banking products increased $85,000 or 1.2%, to $7.0 million during the three months ended March 31, 2015 as compared with $6.9 million during the three months ended March 31, 2014. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees increased $3,000, or 0.4%, to $686,000 for the three months ended March 31, 2015 compared to $683,000 during the same three months ended in 2014.

Excluding deposit account service fees, other operating income increased $348,000, or 79.1% to $788,000 for the three months ended March 31, 2015 as compared to $440,000 during the three months ended March 31, 2014. The increase in other operating income was the result of a partial recovery recorded on a previously charged off asset in the amount of $316,000.

Mortgage loan sale and servicing income increased $17,000 to $119,000 for the three months ended March 31, 2015 as compared with $102,000 for the three months ended March 31, 2014. The Bank sells substantially all of its newly originated fixed-rate residential mortgage loans with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk.

Non-Interest Expense.  Non-interest expense increased by $486,000 or 4.4%, to $11.4 million for the three months ended March 31, 2015 from $10.9 million for the three months ended March 31, 2014.  The increase in non-interest expense was primarily due to an increase in compensation and employee benefits combined with operating expenses associated with the increase in sales of insurance and other non-banking products through our subsidiaries.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended March 31, 2015 was $7.5 million, an increase of $289,000 or 4.0%, from the first quarter of 2014.  The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building occupancy and equipment expense remained consistent at $1.4 million for the three months ended March 31, 2015 and 2014.

Other operating expenses increased $198,000, or 8.4%, to $2.6 million for the three months ended March 31, 2015 as compared to $2.4 million during the three months ended March 31, 2014. The increase in other operating expenses was primarily the result of an increase in consulting and related expenses associated with the sales of insurance and other non-banking products through our subsidiaries.

Provision for Income Taxes.  Provision for income taxes was $663,000 for the three months ended March 31, 2015, a decrease of $57,000 from the first quarter 2014 income tax provision of $720,000.  The effective tax rate was 25.2% during the first three months of 2015 as compared with an effective tax rate of 27.0% for the same time period in 2014. The decrease in the effective tax rates for the specified periods was due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year. In addition, New York State comprehensive tax reform provisions were effective for 2015 which included apportionment and rate reductions.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2015, loan originations totaled $32.4 million compared to $20.8 million during the first quarter of 2014. The purchases of securities available-for-sale totaled $19.0 million during the first quarter of 2015 as compared to $28.2 million during the first quarter of 2014. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2015, the Company had outstanding commitments to originate loans of approximately $16.1 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $1.7 million at March 31, 2015 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $57.5 million at March 31, 2015 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of March 31, 2015, the total of cash, interest-earning demand accounts and federal funds sold was $105.9 million.

On July 2, 2013, the Federal Reserve Board and FDIC approved final rules implementing changes to the regulatory capital framework for financial institutions. The final rules, which are subject to a multi-year phase-in period, began for the Bank on January 1, 2015. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also established a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.

At March 31, 2015, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at March 31, 2015 and December 31, 2014 are as follows:

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Total Capital
(to Risk Weighted Assets)	$77,942	15.92%	$39,179	8%	$48,973	10%
Tier I Capital
(to Risk Weighted Assets)	$74,445	15.20%	$29,384	6%	$39,179	8%
CET Risk-based Capital
(to Risk Weighted Assets)	$74,445	15.20%	$22,038	4.5%	$31,833	6.5%
Tier I Capital
(to Average Assets)	$74,445	9.32%	$31,952	4%	$39,940	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital
(to Risk Weighted Assets)	$75,363	16.54%	$36,456	8%	$45,570	10%
Tier I Capital
(to Risk Weighted Assets)	$71,861	15.77%	$18,228	4%	$27,342	6%
Tier I Capital
(to Average Assets)	$71,861	9.36%	$30,720	4%	$38,400	5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three Months Ended March 30, 2015 and 2014 (unaudited)

(Annualized where appropriate)

	Three Months Ending March 31,
	2015	2014
Performance Ratios:
Return on average assets	0.96%	1.02%
Return on average equity	8.14%	8.51%
Return on average tangible equity	11.16%	11.99%
Interest rate spread	2.82%	2.85%
Net interest margin	2.88%	2.92%
Efficiency ratio	83.09%	84.52%
Non-interest income to average total assets	4.12%	4.25%
Non-interest expense to average total assets	5.55%	5.76%
Average interest-earning assets as a ratio to average interest-bearing liabilities	116.95%	115.57%
Asset Quality Ratios:
Non-performing assets to total assets	0.08%	0.08%
Non-performing loans to total loans	0.13%	0.14%
Net charge-offs to average loans	0.00%	0.01%
Allowance for loan losses to non-performing loans	713.67%	644.65%
Allowance for loan losses to loans receivable	0.92%	0.94%
Capital Ratios:
Average equity to average total assets	11.76%	12.04%
Equity to total assets (end of period)	11.07%	11.85%
Tangible equity to tangible assets (end of period)	8.34%	8.77%

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at March 31, 2015, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At March 31, 2015, the Bank had $102.4 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 3.7 years, and fixed rate residential mortgage loans totaled $72.3 million representing 18.9% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report to Stockholders.  There has been no material change in the Company’s interest rate risk profile since December 31, 2014.

ITEM 4.                                                  Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ONEIDA FINANCIAL CORP.
AND SUBSIDIARIES

Part II — Other Information

Item 1.                                                           Legal Proceedings

On March 3, 2015, Paul Parshall (the "Plaintiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. The lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On March 12, 2015, John Solak (the "Second Plaintiff") filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Oneida, against the Company, the directors of the Company and Community Bank System, Inc. Similar to the Plaintiff's lawsuit, the Second Plaintiff’s lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate steps to ensure that the Company’s stockholders receive adequate, fair and maximum consideration under the circumstances and by engineering the merger to the benefit of themselves and/or Community Bank System, Inc. without regard to the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

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

On April 24, 2015, Linda Colvin (the "Third Plaintiff") filed a stockholder class action lawsuit in the Circuit Court for Baltimore City, Maryland, against the Company, the directors of the Company and Community Bank System, Inc. Similar to the lawsuits by the Plaintiff and the Second Plaintiff, the Third Plaintiff’s lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by agreeing to a merger transaction that fails to maximize shareholder value and by putting their personal interests ahead of the interests of the Company’s stockholders. The complaint further alleges that Community Bank System, Inc. aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

To date, there has not been any amounts accrued related to the pending lawsuits.

Item 1a .                                                   Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended March 31, 2015.

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

Exhibits

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date:	May 13, 2015	By:	/s/ Eric E. Stickels
Eric E. Stickels
President and Chief Operating Officer
Date:	May 13, 2015	By:	/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President and Chief Financial Officer