Form 10-Q
period 2015-06-30
Oneida Financial Corp.
filed 2015-08-12
CIK 1485001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,041,747 shares of the Registrant’s common stock outstanding as of August 1, 2015.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from banks	$47,317	$19,062
Federal funds sold	37,121	12,013
TOTAL CASH AND CASH EQUIVALENTS	84,438	31,075
Trading securities	3,922	3,900
Securities, available-for-sale	155,539	176,314
Securities, held-to-maturity (fair value $125,544 and $133,897 respectively)	122,384	129,415

Mortgage loans held for sale	75	839
Loans receivable	392,585	369,039
Deferred fees	1,818	1,483
Allowance for loan losses	(3,459)	(3,502)
LOANS RECEIVABLE, NET	390,944	367,020
Federal Home Loan Bank stock	1,440	1,391
Bank premises and equipment, net	22,178	20,382
Assets held for sale	63	63
Accrued interest receivable	2,206	2,342
Bank owned life insurance	18,073	17,842
Other assets	22,143	21,298
Goodwill	25,480	25,480
Other intangible assets	685	808
TOTAL ASSETS	$849,570	$798,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$645,415	$603,482
Non-interest bearing deposits	95,983	85,688
Other liabilities	11,763	13,226
TOTAL LIABILITIES	753,161	702,396
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($0.01 par value; 30,000,000 shares authorized; 7,041,747 issued at June 30, 2015; 7,025,444 issued at December 31, 2014)	70	70
Additional paid-in capital	44,442	44,121
Retained earnings	54,940	54,185
Accumulated other comprehensive loss	(3,043)	(2,603)
TOTAL STOCKHOLDERS’ EQUITY	96,409	95,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$849,570	$798,169

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,967	$3,693	$7,798	$7,350
Interest on investment securities	1,712	1,988	3,621	3,738
Dividends on equity securities	26	24	47	48
Interest on federal funds sold and interest-earning deposits	27	6	37	12
Total interest and dividend income	5,732	5,711	11,503	11,148
INTEREST EXPENSE:
Core deposits	274	323	537	607
Time deposits	321	349	656	700
Borrowings	—	13	1	26
Note payable	—	3	—	7
Total interest expense	595	688	1,194	1,340
NET INTEREST INCOME	5,137	5,023	10,309	9,808
Less: Provision for loan losses	—	100	—	200
Net interest income after provision for loan losses	5,137	4,923	10,309	9,608
INVESTMENT GAINS:
Net gains on sales of securities	76	27	222	73
Changes in fair value of trading securities	(220)	13	22	823
Total investment (losses) gains	(144)	40	244	896
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	6,946	6,455	13,968	13,391
Other operating income	1,183	1,819	2,656	2,943
Total non-interest income	8,129	8,274	16,624	16,334
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,117	7,322	14,584	14,500
Occupancy expenses, net	1,210	1,329	2,609	2,729
Merger related expenses	1,257	—	1,257	—
Other operating expense	2,767	2,649	5,322	5,008
Total non-interest expenses	12,351	11,300	23,772	22,237
INCOME BEFORE INCOME TAXES	771	1,937	3,405	4,601
Provision for income taxes	298	508	961	1,228
NET INCOME	$473	$1,429	$2,444	$3,373
EARNINGS PER SHARE — BASIC	$0.07	$0.20	$0.35	$0.48
EARNINGS PER SHARE — DILUTED	$0.07	$0.20	$0.34	$0.48

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

	(In thousands)
Net income	$473	$1,429	$2,444	$3,373
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	181	132	320	274
Reclassification adjustment for gains realized included in income	—	—	—	—
Net unrealized gains	181	132	320	274
Income tax effect	(68)	(53)	(120)	(110)
Net change in securities transferred to held-to-maturity	113	79	200	164
Securities available-for-sale:
Unrealized holding (losses) gains on securities arising during period	(1,816)	1,260	(806)	2,999
Reclassification adjustment for gains realized in income	(76)	(27)	(222)	(73)
Net unrealized (losses) gains	(1,892)	1,233	(1,028)	2,926
Income tax effect	714	(493)	388	(1,170)
Net change in securities available-for-sale	(1,178)	740	(640)	1,756
Unrealized holding (losses) gains on securities, net of tax	(1,065)	819	(440)	1,920

Defined benefit pension plans:
Change in unrealized loss on pension benefits	—	—	—	24
Income tax effect	—	—	—	(10)
Net change in pension benefits	—	—	—	14
Other comprehensive (loss) income, net of tax	(1,065)	819	(440)	1,934
Comprehensive (loss) income	$(592)	$2,248	$2,004	$5,307

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2015 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2015	7,025,444	$70	$44,121	$54,185	$(2,603)	$95,773
Net income	—	—	—	2,444	—	2,444
Other comprehensive loss, net of tax	—	—	—	—	(440)	(440)
Common stock dividends: $0.24 per share	—	—	—	(1,689)	—	(1,689)
Shares issued under stock plan	16,303	—	169	—	—	169
Shares earned under stock plan	—	—	152	—	—	152
Balance as of June 30, 2015	7,041,747	$70	$44,442	$54,940	$(3,043)	$96,409

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015 (unaudited) and 2014 (unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$2,444	$3,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	869	850
Amortization of premiums/discounts on securities, net	361	175
Net change in fair value of trading securities	(22)	(823)
Provision for loan losses	—	200
ESOP shares earned	—	116
Stock compensation earned	152	286
Loss on sale of foreclosed assets	6	10
Gain on securities, net	(222)	(73)
Gain on sale of loans, net	(119)	(83)
Income tax payable	109	1,284
Accrued interest receivable	136	27
Other assets	(904)	3,756
Other liabilities	(1,466)	(3,101)
Earnings on bank owned life insurance	(231)	(826)
Origination of loans held for sale	(3,810)	(3,310)
Proceeds from sales of loans	4,693	3,454
Net cash provided by operating activities	1,996	5,315
Investing Activities:
Purchase of securities available-for-sale	(26,020)	(47,674)
Proceeds from sale of securities available-for-sale	23,368	2,649
Maturities and calls of securities available-for-sale	16,620	5,902
Principal collected on securities available-for-sale	5,741	5,647
Purchase of securities held-to-maturity	(426)	(894)
Maturities and call of securities held-to-maturity	2,456	1,386
Principal collected on securities held-to-maturity	5,221	4,522
Purchase of FHLB stock	(959)	(93)
Redemption of FHLB stock	910	79
Net increase in loans	(23,924)	(8,592)
Purchase of bank premises and equipment	(2,542)	(1,065)
Proceeds from the sale of foreclosed property	212	22
Settlement of bank owned life insurance	—	1,423
Net cash provided by (used in) investing activities	657	(36,688)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	59,493	32,247
Net (decrease) increase in time deposits	(7,265)	1,709
Shares issued under stock plan	169	57
Cash dividends	(1,687)	(1,677)
Net cash provided by financing activities	50,710	32,336

Increase in cash and cash equivalents	53,363	963
Cash and cash equivalents at beginning of period	31,075	42,183
Cash and cash equivalents at end of period	$84,438	$43,146
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,196	$1,340
Cash paid for income taxes	850	—
Supplemental noncash disclosures:
Transfer of loans to other real estate	—	81
Dividends declared and unpaid at period end	845	843

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2015

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of June 30, 2015 and December 31, 2014 and for the three month and six month periods ended June 30, 2015 and 2014.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be achieved for the remainder of 2015.

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

Earnings per common share have been computed based on the following for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Net income	$473	$1,429	$2,444	$3,373
Net earnings allocated to participating securities	(6)	(19)	(25)	(44)
Net earnings allocated to common stock	$467	$1,410	$2,419	$3,329

Basic
Distributed earnings allocated to common stock	$836	$830	$1,670	$1,653
Undistributed earnings allocated to common stock	(369)	580	749	1,676
Net earnings allocated to common stock	$467	$1,410	$2,419	$3,329

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Weighted average common shares outstanding including shares considered participating securities	7,012	6,986	7,006	6,982
Less: Average unallocated ESOP shares	—	(14)	—	(16)
Less: Average participating securities	(57)	(78)	(60)	(83)
Weighted average shares	6,955	6,894	6,946	6,883
Basic earnings per share	$0.07	$0.20	$0.35	$0.48

Diluted
Net earnings allocated to common stock	$467	$1,410	$2,419	$3,329

Weighted average common shares outstanding for basic earnings per common share	6,955	6,894	6,946	6,883
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	105	65	99	62
Weighted average shares and dilutive potential common shares	7,060	6,959	7,045	6,945
Diluted earnings per common share	$0.07	$0.20	$0.34	$0.48

Stock options for 364 shares of common stock were not considered in computing diluted earnings per share for the three months and six months ended June 30, 2015 because they were anti-dilutive. Stock options for 8,215 shares of common stock were not considered in computing diluted earnings per share for the three months and six months ended June 30, 2014 because they were anti-dilutive.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at June 30, 2015 and December 31, 2014:

Available-for-sale portfolio:	June 30, 2015
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$28,453	$36	$(214)	$28,275
U.S. Treasury	1,999	—	(5)	1,994
Corporate	28,810	89	(1,494)	27,405
State and municipal	31,823	843	(35)	32,631
Small Business Administration	3,653	88	—	3,741
	$94,738	$1,056	$(1,748)	$94,046
Mortgage-Backed Securities
Fannie Mae	$25,128	$269	$(79)	$25,318
Freddie Mac	25,708	160	(44)	25,824
Government National Mortgage Assoc.	10,227	148	(24)	10,351
	$61,063	$577	$(147)	$61,493
Total available-for-sale	$155,801	$1,633	$(1,895)	$155,539

Held-to-maturity portfolio:	June 30, 2015
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$40,008	$1,818	$(28)	$41,798
State and municipal	26,937	1,011	(84)	27,864
Small Business Administration	8,743	210	—	8,953
	$75,688	$3,039	$(112)	$78,615
Mortgage-Backed Securities
Fannie Mae	$24,766	$424	$(334)	$24,856
Freddie Mac	13,771	169	(36)	13,904
Government National Mortgage Assoc.	8,159	81	(71)	8,169
	$46,696	$674	$(441)	$46,929
Total held-to-maturity	$122,384	$3,713	$(553)	$125,544

Available-for-sale portfolio:	December 31, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$27,255	$120	$(143)	$27,232
Corporate	35,345	260	(1,508)	34,097
Agency asset backed securities	8,734	91	(35)	8,790
State and municipal	33,004	1,215	(1)	34,218
Small Business Administration	6,835	135	—	6,970
	$111,173	$1,821	$(1,687)	$111,307
Mortgage-Backed Securities
Fannie Mae	$24,666	$306	$(39)	$24,933
Freddie Mac	25,659	207	(33)	25,833
Government National Mortgage Assoc.	12,624	198	(58)	12,764
Private placement mortgage obligation	1,426	51	—	1,477
	$64,375	$762	$(130)	$65,007
Total available-for-sale	$175,548	$2,583	$(1,817)	$176,314

Held-to-maturity portfolio:	December 31, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,703	$2,274	$—	$43,977
State and municipal	27,506	1,504	(7)	29,003
Small Business Administration	9,302	239	—	9,541
	$78,511	$4,017	$(7)	$82,521
Mortgage-Backed Securities
Fannie Mae	$26,602	$533	$(271)	$26,864
Freddie Mac	15,192	257	(53)	15,396
Government National Mortgage Assoc.	9,110	101	(95)	9,116
	$50,904	$891	$(419)	$51,376
Total held-to-maturity	$129,415	$4,908	$(426)	$133,897

The amortized cost and fair value of the investment securities portfolio at June 30, 2015 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$3,946	$3,953	$473	$475
After one year through five years	24,181	24,507	12,765	13,175
After five years through ten years	51,619	51,748	35,910	37,245
After ten years	14,992	13,838	26,540	27,720
Mortgage-backed securities	61,063	61,493	46,696	46,929
Total	$155,801	$155,539	$122,384	$125,544

Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$18,312	$902	$23,368	$2,649
Gross gains	$198	$64	$344	$126
Gross losses	$(122)	$(37)	$(122)	$(53)

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$16,063	$(156)	$1,942	$(58)	$18,005	$(214)
U.S. Treasury	1,994	(5)	—	—	1,994	(5)
Corporate	10,887	(236)	10,907	(1,258)	21,794	(1,494)
State and municipal	1,807	(35)	—	—	1,807	(35)
Small Business Administration	—	—	4	—	4	—
Fannie Mae	6,017	(72)	1,951	(7)	7,968	(79)
Freddie Mac	6,611	(23)	1,703	(21)	8,314	(44)
Government National Mortgage Assoc.	—	—	3,608	(24)	3,608	(24)
Total securities available-for-sale in an unrealized loss position	$43,379	$(527)	$20,115	$(1,368)	$63,494	$(1,895)
Held-to-maturity
U.S. Agencies	$1,915	$(28)	$—	$—	$1,915	$(28)
State and municipal	4,895	(84)	—	—	4,895	(84)
Fannie Mae	2,321	(11)	8,689	(323)	11,010	(334)
Freddie Mac	—	—	2,030	(36)	2,030	(36)
Government National Mortgage Assoc.	—	—	3,407	(71)	3,407	(71)
Total securities held-to-maturity in an unrecognized loss position	$9,131	$(123)	$14,126	$(430)	$23,257	$(553)

	Less than 12 Months		More than 12 Months		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$999	$(1)	$6,858	$(142)	$7,857	$(143)
Corporate	9,237	(49)	10,552	(1,459)	19,789	(1,508)
Agency asset backed securities	3,789	(35)	—	—	3,789	(35)
State and municipal	563	(1)	—	—	563	(1)
Small Business Administration	—	—	4	—	4	—
Fannie Mae	5,393	(16)	2,002	(23)	7,395	(39)
Freddie Mac	5,567	(33)	—	—	5,567	(33)
Government National Mortgage Assoc.	2,084	(11)	3,028	(47)	5,112	(58)
Total securities available-for-sale in an unrealized loss position	$27,632	$(146)	$22,444	$(1,671)	$50,076	$(1,817)
Held-to-maturity
State and municipal	2,285	(4)	822	(3)	3,107	(7)
Fannie Mae	2,361	(23)	9,459	(248)	11,820	(271)
Freddie Mac	734	(3)	2,238	(50)	2,972	(53)
Government National Mortgage Assoc.	3,631	(95)	—	—	3,631	(95)
Total securities held-to-maturity in an unrecognized loss position	$9,011	$(125)	$12,519	$(301)	$21,530	$(426)

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

As of June 30, 2015, the Company’s security portfolio consisted of 357 securities, 83 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At June 30, 2015, of the 43 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, eighteen were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at June 30, 2015 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Corporate Debt and Municipal Securities

At June 30, 2015, of the 40 corporate debt and municipal securities in an unrealized loss position, eight were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the eight securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.44%.  The unrealized loss was $891,796 and $1,004,076 at June 30, 2015 and December 31, 2014, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other seven securities in a continuous unrealized loss position were finance sector corporate debt securities and municipal securities all rated above investment grade at June 30, 2015, that have maturities ranging from 2021 to 2033.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Note D — Loans Receivable

The components of loans receivable at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial loans	$57,045	$53,669
Commercial real estate	95,959	93,427
Consumer loans	59,471	46,883
Home equity	53,496	53,150
Residential mortgages	126,614	121,910
	392,585	369,039
Deferred fees	1,818	1,483
Allowance for loan losses	(3,459)	(3,502)
Net loans	$390,944	$367,020

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2015
	(In thousands)
Allowance for loan losses:
Beginning balance	$887	$1,247	$551	$296	$516	$3,497
Charge-offs	—	—	(36)	(19)	—	(55)
Recoveries	—	—	16	—	1	17
Provision for loan losses	65	(250)	117	40	28	—
Ending balance	$952	$997	$648	$317	$545	$3,459

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2015
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,175	$1,085	$445	$295	$502	$3,502
Charge-offs	—	—	(57)	(19)	—	(76)
Recoveries	—	—	32	—	1	33
Provision for loan losses	(223)	(88)	228	41	42	—
Ending balance	$952	$997	$648	$317	$545	$3,459

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$954	$993	$264	$302	$678	$3,191
Charge-offs	—	—	(16)	—	(11)	(27)
Recoveries	—	1	7	—	1	9
Provision for loan losses	232	(1)	49	(15)	(165)	100
Ending balance	$1,186	$993	$304	$287	$503	$3,273

For the Six Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
June 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(41)	—	(11)	(52)
Recoveries	—	2	11	—	2	15
Provision for loan losses	315	(9)	73	(13)	(166)	200
Ending balance	$1,186	$993	$304	$287	$503	$3,273

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

June 30, 2015	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$153	$15	$—	$—	$—	$168
Collectively evaluated for impairment	799	982	648	317	545	3,291
Total	$952	$997	$648	$317	$545	$3,459
Loans:
Individually evaluated for impairment	$1,376	$448	$—	$—	$—	$1,824
Collectively evaluated for impairment	55,669	95,511	59,471	53,496	126,614	390,761
Total	$57,045	$95,959	$59,471	$53,496	$126,614	$392,585

December 31, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$115	$21	$—	$—	$—	$136
Collectively evaluated for impairment	1,060	1,064	445	295	502	3,366
Total	$1,175	$1,085	$445	$295	$502	$3,502
Loans:
Individually evaluated for impairment	$1,048	$462	$—	$—	$—	$1,510
Collectively evaluated for impairment	52,621	92,965	46,883	53,150	121,910	367,529
Total	$53,669	$93,427	$46,883	$53,150	$121,910	$369,039

The following table presents information related to loans individually evaluated for impairment by segment of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	1,376	1,376	153	1,048	1,048	115
Commercial real estate	448	448	15	462	462	21
Total	$1,824	$1,824	$168	$1,510	$1,510	$136

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
With an allowance recorded:
Commercial loans	1,467	996	1,485	998
Commercial real estate	450	487	453	492
Total	$1,917	$1,483	$1,938	$1,490

At June 30, 2015, impaired commercial real estate loans are represented by three loans.  At June 30, 2015, impaired commercial loans are represented by eleven loans. Nine of the commercial loans were considered troubled debt restructurings and totaled $984,000 as of June 30, 2015. The remaining two commercial loans and the three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $29,000 and $60,000 was recognized for the three months and six months ended June 30, 2015, respectively. Cash basis interest income of $23,000 and $44,000 was recognized for the three months and six months ended June 30, 2014, respectively.

At June 30, 2014, impaired commercial real estate loans are represented by three loans. At June 30, 2014, impaired commercial loans are represented by nine loans. Seven of the commercial loans were considered trouble debt restructurings and totaled $839,000 as of June 30, 2014. The remaining two commercial loans and three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$35	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	4	—
Residential mortgages	328	—
Total	$367	$—

	December 31, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$39	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	267	—
Total	$306	$—

The following represents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans.

	June 30, 2015
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$57,045	$187	$—	$—	$187	$56,858
Commercial real estate	95,959	84	—	—	84	95,875
Consumer loans	59,471	82	2	—	84	59,387
Home equity	53,496	153	—	4	157	53,339
Residential mortgages	126,614	71	10	328	409	126,205
Total	$392,585	$577	$12	$332	$921	$391,664

	December 31, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,669	$—	$56	$—	$56	$53,613
Commercial real estate	93,427	39	—	—	39	93,388
Consumer loans	46,883	70	11	—	81	46,802
Home equity	53,150	118	—	—	118	53,032
Residential mortgages	121,910	233	—	267	500	121,410
Total	$369,039	$460	$67	$267	$794	$368,245

The carrying value of foreclosed residential real estate property as of June 30, 2015 and December 31, 2014 was $28,000 and $245,692, respectively. There were six loans in process of foreclosure as of June 30, 2015 totaling $385,365. There were four loans in process of foreclosure as of December 31, 2014 totaling $334,266.

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of June 30, 2015 and December 31, 2014 by class of loans:

	June 30, 2015			December 31, 2014
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands except number of loans)

Commercial loans	9	$984	$104	7	$804	$58
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	9	$984	$104	7	$804	$58

There was one new troubled debt restructurings recorded during the three months ended June 30, 2015. There were no new troubled debt restructurings recorded during the three months ended June 30, 2014. During the six months ended June 30, 2015, there were three new troubled debt restructurings recorded compared to one new troubled debt restructuring recorded during the same period in 2014. The Company has not committed to lend additional amounts as of June 30, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Each of the commercial loans represented a line of credit or fixed rate loan which was not paid in full at the time of maturity. Each loan maturity date was extended for terms ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The nine loans considered troubled debt restructurings as of June 30, 2015 represented six commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $35,000 and $39,000 as of June 30, 2015 and December 31, 2014, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three months and six months ended June 30, 2015 and 2014. All of the troubled debt restructurings were considered impaired as of June 30, 2015 and December 31, 2014. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	June 30, 2015
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$14,054	$40,731	$492	$1,768	$—
Commercial real estate	16,898	73,682	1,523	3,856	—
Total	$30,952	$114,413	$2,015	$5,624	$—

	December 31, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$13,592	$35,546	$191	$4,340	$—
Commercial real estate	14,956	72,938	4,436	1,097	—
Total	$28,548	$108,484	$4,627	$5,437	$—

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months and six months ended June 30, 2015 and 2014, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary One Group NY, Inc. (formerly Bailey & Haskell Associates, Inc). The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc., which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended June 30, 2015
	Banking Activities	Insurance, Risk Management and Employee Benefits Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,137	$—	$—	$5,137
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,137	—	—	5,137
Investment losses, net	(144)	—	—	(144)
Commissions and fees on sales of non-banking products	89	5,870	987	6,946
Non-interest income	1,183	—	—	1,183
Non-interest expenses	6,194	4,733	966	11,893
Depreciation and amortization	327	125	6	458
(Loss) income before income taxes	(256)	1,012	15	771
Income tax (benefit) expense	(114)	400	12	298
Net (loss) income	$(142)	$612	$3	$473
Total Assets	$822,361	$30,897	$4,276	$857,534

	Three Months Ended June 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,023	$—	$—	$5,023
Provision for loan losses	100	—	—	100
Net interest income after provision for loan losses	4,923	—	—	4,923
Investment gains, net	40	—	—	40
Commissions and fees on sales of non-banking products	511	5,215	729	6,455
Non-interest income	1,819	—	—	1,819
Non-interest expenses	5,607	4,406	880	10,893
Depreciation and amortization	324	76	7	407
Income (loss) before income taxes	1,362	733	(158)	1,937
Income tax expense (benefit)	237	322	(51)	508
Net income (loss)	$1,125	$411	$(107)	$1,429
Total Assets	$753,357	$29,369	$4,919	$787,645

	Six Months Ended June 30, 2015
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$10,309	$—	$—	$10,309
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	10,309	—	—	10,309
Investment gains, net	244	—	—	244
Commissions and fees on sales of non banking products	452	11,590	1,926	13,968
Non-interest income	2,656	—	—	2,656
Non-interest expenses	11,407	9,700	1,796	22,903
Depreciation and amortization	661	195	13	869
Income before income taxes	1,593	1,695	117	3,405
Income tax expense	230	682	49	961
Net income	$1,363	$1,013	$68	$2,444
Total Assets	$822,361	$30,897	$4,276	$857,534

	Six Months Ended June 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$9,808	$—	$—	$9,808
Provision for loan losses	200	—	—	200
Net interest income after provision for loan losses	9,608	—	—	9,608
Investment gains, net	896	—	—	896
Commissions and fees on sales of non banking products	1,025	10,884	1,482	13,391
Non-interest income	2,943	—	—	2,943
Non-interest expenses	10,725	8,870	1,792	21,387
Depreciation and amortization	687	149	14	850
Income (loss) before income taxes	3,060	1,865	(324)	4,601
Income tax expense (benefit)	518	819	(109)	1,228
Net income (loss)	$2,542	$1,046	$(215)	$3,373
Total Assets	$753,357	$29,369	$4,919	$787,645

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of June 30:

	2015	2014
	(In thousands)
Total assets for reportable segments	$857,534	$787,645
Elimination of intercompany cash balances	(7,964)	(9,807)
Consolidated Total	$849,570	$777,838

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$3,922	$1,041	$2,881	$—
Available-for-sale securities
U.S. Agencies	28,275	—	28,275	—
U.S. Treasury	1,994	—	1,994	—
Corporate	27,405	—	27,405	—
State and municipal	32,631	—	32,564	67
Small Business Administration	3,741	—	3,741	—
Residential mortgage-backed securities	61,493	—	61,493	—
Total	$159,461	$1,041	$158,353	$67

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$3,900	$1,083	$2,817	$—
Available-for-sale securities
U.S. Agencies	27,232	—	27,232	—
Corporate	34,097	—	34,097	—
Agency asset backed securities	8,790	—	8,790	—
State and municipal	34,218	—	34,150	68
Small Business Administration	6,970	—	6,970	—
Residential mortgage-backed securities	63,530	—	63,530	—
Private placement mortgage obligation	1,477	—	1,477	—
Total	$180,214	$1,083	$179,063	$68

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 or 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2015	$68	$68
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2015	$68	$68
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2015	$67	$67

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2014	$100	$100

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of June 30, 2015 or December 31, 2014.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

	(In thousands)
Interest income	$—	$—	$—	$—
Change in fair value	(220)	13	22	823
Total change in fair value	$(220)	$13	$22	$823

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$84,438	$84,438	$—	$—	$84,438
Trading securities	3,922	1,041	2,881	—	3,922
Investment securities, available-for-sale	155,539	—	155,472	67	155,539
Investment securities, held-to-maturity	122,384	—	122,179	3,365	125,544
Loans held for sale	75	—	76	—	76
Loans receivable, net	390,944	—	—	403,311	403,311
Federal Home Loan Bank stock	1,440	N/A	N/A	N/A	N/A
Accrued interest receivable	2,206	—	1,148	1,058	2,206
Financial liabilities:	0
Deposits	$741,398	$602,753	$140,524	$—	$743,277
Accrued interest payable	4	2	2	—	4

December 31, 2014	Carrying Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,075	$31,075	$—	$—	$31,075
Trading securities	3,900	1,083	2,817	—	3,900
Investment securities, available-for-sale	176,314	—	176,246	68	176,314
Investment securities, held-to-maturity	129,415	—	130,053	3,844	133,897
Loans held for sale	839	—	865	—	865
Loans receivable, net	367,020	—	—	381,084	381,084
Federal Home Loan Bank stock	1,391	N/A	N/A	N/A	N/A
Accrued interest receivable	2,342	—	1,339	1,003	2,342
Financial liabilities:
Deposits	$689,170	$543,262	$148,115	$—	$691,377
Accrued interest payable	7	2	5	—	7

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

(e) Deposits

The fair value disclosed for demand deposits (e.g., interest and non-interest checking, savings and money market accounts)are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying value) resulting in a Level 1 classification. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $76,748 and $152,304 for the three months ended June 30, 2015 and 2014, respectively.  Total compensation cost that has been charged against income for the plan was $152,775 and $286,164 for the six months ended June 30, 2015 and 2014, respectively. The total income tax benefit was $28,972 and $57,673 for the three months and six months ended June 30, 2015, respectively. The total income tax benefit was $58,637 and $110,173 for the three months and six months ended June 30, 2014, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. All options granted expire by July 2022 and options vest and become exercisable ratably over a one to five year period. There were 25,750 shares available for future grants under the plan described above as of June 30, 2015. Compensation recorded in conjunction with the option awards was $8,984 and $17,874 for the three months and six months ended June 30, 2015, respectively. Compensation recorded in conjunction with the option awards was $14,695 and $23,832 for the three months and six months ended June 30, 2014, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2015	2014
Risk-free interest rate	0.00%	1.50%
Expected term	0.24 years	3.12 years
Expected stock price volatility	28.31%	22.85%
Dividend yield	4.66%	4.66%

A summary of activity in the stock option plan for 2015 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	172,348	$10.44	7.06	$443,550
Granted	364	$19.61	—	$306
Exercised	(18,848)	$11.10	—	$144,025
Forfeited or expired	—	$—	—	$—
Outstanding at June 30, 2015	153,864	$10.38	6.89	$1,548,746
Fully vested and expected to vest	108,000	$10.39	7.32	$1,086,615
Exercisable as of June 30, 2015	45,864	$10.37	6.13	$462,131

Information related to the stock option plan was as follows:

	2015	2014
Intrinsic value of options exercised	$144,025	$10,835
Cash received from option exercises	169,178	56,650
Tax benefit realized from option exercises	(185)	—
Weighted average fair value of options granted	0.9728	1.3039

As of June 30, 2015, there was $74,496 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30 for shares awarded in July 2012 and $12.43 for shares awarded in June 2014.  RRP shares vest ratably over the five year vesting period on the anniversary date for shares awarded in July 2012 and over the four year vesting period on the anniversary date for those shares awarded in June 2014.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at June 30, 2015 and 130,000 shares have been issued.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	78,000	$10.46
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2015	78,000	$10.46

As of June 30, 2015, there was $562,055 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.1 years. Compensation expense recorded in conjunction with the RRP awards was $67,764 and $134,901 for the three months and six months ended June 30, 2015, respectively. Compensation expense recorded in conjunction with the RRP awards was $73,183 and $134,180 for the three months and six months ended June 30, 2014, respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. There were two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. As of December 31, 2014, the compensation cost expensed ranged from 50% - 100% payout under the terms of the plan for the different performance sets. The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at June 30, 2015 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	75,000	$10.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2015	75,000	$10.30

As of June 30, 2015, there was no unrecognized compensation cost related to nonvested shares granted under the Plan. There was no compensation expense recorded in conjunction with the performance shares during 2015. Compensation expense recorded in conjunction with the performance awards totaled $64,426 and $128,152 for the three months and six months ended June 30, 2014, respectively.

Note H - Comprehensive Income (Loss)

The following table represents the detail of comprehensive income (loss) for the three months and six months ended:

	For the Three Months Ended June 30, 2015
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(1,816)	$685	$(1,131)
Reclassification adjustment for gains included in net income (1)	(76)	29	(47)
Net unrealized losses on available-for-sale securities	(1,892)	714	(1,178)

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	181	(68)	113
Net unrealized gains	181	(68)	113

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive loss	$(1,711)	$646	$(1,065)

	For the Six Months Ended June 30, 2015
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(806)	$304	$(502)
Reclassification adjustment for gains included in net income (1)	(222)	84	(138)
Net unrealized losses on available-for-sale securities	(1,028)	388	(640)

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	320	(120)	200
Net unrealized gains	320	(120)	200

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive loss	$(708)	$268	$(440)

	For the Three Months Ended June 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$1,260	$(504)	$756
Reclassification adjustment for gains included in net income (1)	(27)	11	(16)
Net unrealized gains on available-for-sale securities	1,233	(493)	740

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	132	(53)	79
Net unrealized gains	132	(53)	79

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive income	$1,365	$(546)	$819

	For the Six Months Ended June 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$2,999	$(1,200)	$1,799
Reclassification adjustment for gains included in net income (1)	(73)	30	(43)
Net unrealized gains on available-for-sale securities	2,926	(1,170)	1,756

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	274	(110)	164
Net unrealized gains	274	(110)	164

Net pension gain arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$3,224	$(1,290)	$1,934
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
(3) Amortization of unrealized gains on transfer of securities held-to-maturity are reported in the interest on investment securities on the consolidated statements of operations.

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2015 and 2014:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2015	$477	$(2,328)	$(752)	$(2,603)
Other comprehensive (loss) income, during the period, net of adjustments	(502)	200	—	(302)
Amounts reclassified from AOCI	(138)	—	—	(138)
Other comprehensive (loss) income	(640)	200	—	(440)
Balance at June 30, 2015	$(163)	$(2,128)	$(752)	$(3,043)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	1,799	164	14	1,977
Amounts reclassified from AOCI	(43)	—	—	(43)
Other comprehensive income	1,756	164	14	1,934
Balance at June 30, 2014	$749	$(2,415)	$(1,542)	$(3,208)

Note I — Accounting Pronouncements

In June 2014, the FASB amended existing guidance and created a new Topic 606, Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: 1) identify the contract with the customer; 2) identify the performance obligation in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as each performance obligation is satisfied. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies can transition to the requirement of this guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which is January 1, 2018 for the Company. The impact of this guidance on the Company's operating results or financial condition is not known at this time.

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

Note J - Merger

On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger agreement has been unanimously approved by the board of directors of both companies and the stockholders of Oneida Financial Corp. The merger is expected to close in October 2015, subject to required regulatory approval.

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

On June 9, 2015, the Company, Community Bank System, Inc., and the other defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiff, Second Plaintiff and Third Plaintiff regarding the settlement of the lawsuits. Pursuant to the MOU, the Company agreed to provide additional information to Oneida Financial Corp. stockholders in the Proxy Statement/Prospectus of Oneida Financial Corp. and Community Bank System, Inc. dated May 6, 2015 (the “Proxy Statement/Prospectus”). The Company, Community Bank System, Inc. and the other defendants deny all of the allegations in the lawsuits. The Company, Community Bank System, Inc. and the individual director defendants believe the disclosures in the Proxy Statement/Prospectus were adequate under the law. Nevertheless, the Company, Community Bank System, Inc. and the other defendants have agreed to settle the lawsuits in order to avoid the costs, disruption, and distraction of further litigation. Any costs associated with settling the lawsuits was paid by the Company’s insurance carrier and the Company did not incur a loss on the settlement.

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

RECENT DEVELOPMENTS

     On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger agreement has been unanimously approved by the board of directors of both companies and by the stockholders of Oneida Financial Corp. The merger is expected to close in the fourth quarter of 2015, subject to required regulatory approvals.

The Company announced on June 24, 2015, a quarterly cash dividend of $0.12 per share, which was paid on July 21, 2015 to its shareholders of record on July 7, 2015.

 FINANCIAL CONDITION

ASSETS.  Total assets at June 30, 2015 were $849.6 million, an increase of $51.4 million, or 6.4%, from $798.2 million at December 31, 2014. The increase in total assets was primarily attributable to increases in cash and cash equivalents and loans receivable.

Cash and cash equivalents increased $53.3 million, or 171.4%, to $84.4 million at June 30, 2015 as compared with $31.1 million at December 31, 2014. The increase in cash and cash equivalents was due to the increase in deposits and timing of investing the excess liquidity.

Trading securities increased $22,000, or 0.6%, to $3.9 million at June 30, 2015 as compared with $3.9 million at December 31, 2014. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The increase in trading securities was due to the increase in the fair value during the first six months of 2015 that was reflected through the income statement.

Mortgage-backed securities decreased $7.7 million, or 6.6%, to $108.2 million at June 30, 2015 as compared with $115.9 million at December 31, 2014.  Investment securities decreased $20.1 million, or 10.6%, to $169.7 million at June 30, 2015 as compared to $189.8 million at December 31, 2014. The decrease in mortgage-backed securities and investment securities was due to maintaining a higher liquidity position as well as investing excess funds in loans receivable.

Loans receivable, including loans held for sale, increased $23.1 million, or 6.3%, to $391.0 million at June 30, 2015 as compared with $367.9 million at December 31, 2014.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflect the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first six months of 2015 totaled $66.1 million as compared to total loan originations during the six months ended June 30, 2014 of $45.4 million. We sold $4.6 million in newly originated fixed rate residential loans with terms exceeding 15 years during the six months ended June 30, 2015 compared to $3.4 million during the same period in 2014.

LIABILITIES.  Total liabilities increased by $50.8 million, or 7.2%, to $753.2 million at June 30, 2015 from $702.4 million at December 31, 2014.  The increase was the result of an increase in deposits of $52.2 million partially offset by a decrease in other liabilities of $1.4 million.

Deposit accounts increased $52.2 million, or 7.6%, to $741.4 million at June 30, 2015 from $689.2 million at December 31, 2014.  Interest-bearing deposit accounts increased by $41.9 million, or 6.9%, to $645.4 million at June 30, 2015 from $603.5 million at December 31, 2014.  Non-interest bearing deposit accounts increased $10.3 million, or 12.0%, to $96.0 million at June 30, 2015 from $85.7 million at December 31, 2014.  The increase in deposit accounts was primarily a result of increases in both our retail deposits and municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Retail deposits increased $23.3 million, or 4.5%, to $542.0 million at June 30, 2015 from $518.7 million at December 31, 2014.  Municipal deposits increased $28.9 million, or 17.0%, to $199.4 million at June 30, 2015 from $170.5 million at December 31, 2014.  The Bank believes the increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

We had no borrowings outstanding at June 30, 2015 or December 31, 2014. At June 30, 2015 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $1.4 million, or 10.6%, to $11.8 million at June 30, 2015 from $13.2 million at December 31, 2014. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at June 30, 2015 from December 31, 2014.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at June 30, 2015 was $96.4 million, an increase of $636,000, or 0.7%, from $95.8 million at December 31, 2014.  The increase in stockholders’ equity was a result of net income of $2.4 million for the six months ended June 30, 2015. Offsetting this increase in stockholders' equity was a decrease resulting from the payment of a quarterly dividend during the first six months of 2015 totaling $0.24 per share as well as a decrease in accumulated other comprehensive income of $440,000 at June 30, 2015 as a result of a decrease in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended June 30,						Twelve Months Ended Dec. 31,
	2015			2014			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$388,382	$3,967	4.09%	$343,618	$3,693	4.30%	$348,136	$14,928	4.29%
Investment and mortgage-backed securities	289,973	1,712	2.36%	296,874	1,988	2.68%	292,039	7,508	2.57%
Federal funds	82,351	27	0.13%	37,840	6	0.06%	28,811	25	0.09%
Equity securities	4,139	26	2.51%	5,873	24	1.63%	5,297	95	1.79%
Total interest-earning assets	764,845	5,732	3.00%	684,205	5,711	3.34%	674,283	22,556	3.35%
Non interest-earning Assets:
Cash and due from banks	13,612			15,435			14,905
Other assets	91,445			89,134			89,160
Total assets	$869,902			$788,774			$778,348
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$291,037	$167	0.23%	$233,467	$216	0.37%	$222,110	$783	0.35%
Savings accounts	146,168	99	0.27%	137,468	92	0.27%	136,520	363	0.27%
Interest-bearing checking	81,944	8	0.04%	77,625	15	0.08%	77,503	58	0.07%
Time deposits	141,489	321	0.91%	143,358	349	0.98%	142,210	1,386	0.97%
Borrowings	184	—	—	1,000	13	5.21%	796	35	4.40%
Notes payable	—	—	—	338	3	3.56%	274	9	3.28%
Total interest-bearing liabilities	660,822	595	0.36%	593,256	688	0.47%	579,413	2,634	0.45%
Non-interest-bearing Liabilities:
Demand deposits	97,537			83,972			85,557
Other liabilities	12,546			17,764			19,064
Total liabilities	770,905			694,992			684,034
Stockholders’ equity	98,997			93,782			94,314
Total liabilities and stockholders’ equity	$869,902			$788,774			$778,348
Net interest income		$5,137			$5,023			$19,922
Net interest spread			2.64%			2.87%			2.90%
Net earning assets	$104,023			$90,949			$94,870
Net yield on average interest-earning assets		2.69%			2.94%			2.95%
Average interest-earning assets to average interest-bearing liabilities		115.74%			115.33%			116.37%

	Six Months Ended June 30,						Twelve Months Ended Dec. 31,
	2015			2014			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars inThousands)
Assets
Interest-earning Assets:
Loans receivable	$381,565	$7,798	4.09%	$340,367	$7,350	4.32%	$348,136	$14,928	4.29%
Investment and mortgage-backed securities	295,367	3,621	2.45%	286,941	3,738	2.61%	292,039	7,508	2.57%
Federal funds	60,618	37	0.12%	37,063	12	0.06%	28,811	25	0.09%
Equity securities	4,021	47	2.34%	5,473	48	1.75%	5,297	95	1.79%
Total interest-earning assets	741,571	11,503	3.10%	669,844	11,148	3.33%	674,283	22,556	3.35%
Non interest-earning Assets:
Cash and due from banks	13,802			15,740			14,905
Other assets	91,508			88,420			89,160
Total assets	$846,881			$774,004			$778,348
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$268,859	$334	0.25%	$221,541	$400	0.36%	$222,110	$783	0.35%
Savings accounts	142,529	187	0.26%	136,565	176	0.26%	136,520	363	0.27%
Interest-bearing checking	82,212	16	0.04%	78,296	31	0.08%	77,503	58	0.07%
Time deposits	143,294	656	0.92%	142,417	700	0.99%	142,210	1,386	0.97%
Borrowings	625	1	0.32%	1,000	26	5.24%	796	35	4.40%
Notes payable	—	—	—	401	7	3.52%	274	9	3.28%
Total interest-bearing liabilities	637,519	1,194	0.38%	580,220	1,340	0.47%	579,413	2,634	0.45%
Non-interest-bearing Liabilities:
Demand deposits	96,860			82,219			85,557
Other liabilities	14,555			18,967			19,064
Total liabilities	748,934			681,406			684,034
Stockholders’ equity	97,947			92,598			94,314
Total liabilities and stockholders’ equity	$846,881			$774,004			$778,348
Net interest income		$10,309			$9,808			$19,922
Net interest spread			2.72%			2.86%			2.90%
Net earning assets	$104,052			$89,624			$94,870
Net yield on average interest-earning assets		2.78%			2.93%			2.95%
Average interest-earning assets to average interest-bearing liabilities		116.32%			115.45%			116.37%

RESULTS OF OPERATIONS

General.  Net income for the three months ended June 30, 2015 was $473,000 compared to $1.4 million for the three months ended June 30, 2014.  For the three months ended June 30, 2015, diluted net income per share was $0.07 as compared with diluted net income per share of $0.20 for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $2.4 million compared to $3.4 million for the six months ended June 30, 2014. The decrease in net income for the six month period is primarily the result of a decrease in the change in fair value of our equity investments and an increase in non-interest expenses; partially offset by an increase in net interest income, an increase in net gains on sales of securities, an increase in non-interest income and a decrease in income tax provision.

Interest and Dividend Income.  Interest and dividend income increased by $21,000, or 0.4%, to $5.7 million for the three months ended June 30, 2015 from $5.7 million for the three months ended June 30, 2014. Interest and fees on loans increased by $274,000 for the three months ended June 30, 2015 as compared with the same period in 2014.  Interest and dividend income on mortgage-backed and investment securities decreased $274,000 to $1.7 million for the three months ended June 30, 2015 from $2.0 million for the three months ended June 30, 2014. Interest income earned on federal funds sold increased to $27,000 for the three months ended June 30, 2015 as compared with $6,000 for the three months ended June 30, 2014.

For the six months ended June 30, 2015, interest and dividend income increased $355,000, or 3.2%, to $11.5 million from $11.1 million for the six months ended June 30, 2014. Interest and fees on loans increased by $448,000 for the six months ended June 30, 2015 compared with the same period in 2014. Interest and dividend income on mortgage-backed and investment securities decreased $118,000 for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014.

For the three months ended June 30, 2015, the increase in income on loans resulted from an increase of $44.8 million in the average balance of loans to $388.4 million in the second quarter of 2015 from $343.6 million in the second quarter of 2014 partially offset by a decrease of 21 basis points in the average yield on loans to 4.09% from 4.30%. At June 30, 2015, net loans receivable, including loans held for sale, were $391.0 million as compared with $344.0 million at June 30, 2014; reflecting an increase of 13.7%. For the six months ended June 30, 2015, the increase in loan interest income resulted from an increase of $41.2 million in the average balance of loans to $381.6 million from $340.4 million for the six months ended June 30, 2014 partially offset by a decrease of 23 basis points in the average yield on loans to 4.09% from 4.32%. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The decrease in interest income from investment and mortgage-backed securities was the result of a decrease of $6.9 million in the average balance of investment and mortgage-backed securities to $290.0 million in the second quarter of 2015 from $296.9 million in the second quarter of 2014 along with a decrease in the average yield earned to 2.36% from 2.68%.  For the six months ended June 30, 2015, interest on investment and mortgage-backed securities decreased $117,000 as compared with the same period in 2014 due to a decrease in average yield of 16 basis points partially offset by an increase in the average balance of $8.5 million. The increase in the average balance of investment and mortgage-backed securities is primarily the result of the increase in pledged collateral needed to support the increase in municipal deposit activity.

Interest income on federal funds sold increased $21,000 as a result of an increase in the average balance of federal funds sold to $82.4 million during the second quarter of 2015 as compared with $37.8 million during the second quarter of 2014 along with an increase in average yield of 7 basis points. For the six months ended June 30, 2015, interest income on federal funds sold increased $25,000 due to an increase in the average balance of $23.5 million and an increase in the average yield of 6 basis points.

Dividends from equity securities increased $2,000 to $26,000 due to an increase in the average yield of 88 basis points partially offset by a decrease in the average balance to $4.1 million for the three months ended June 30, 2015 from $5.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, dividend income on equity securities decreased $1,000 as compared with the same period in 2014 due to a decrease in the average balance of $1.5 million partially offset by an increase in the average yield of 59 basis points.

Interest Expense.  Interest expense decreased $93,000, or 13.5%, to $595,000 for the three months ended June 30, 2015 from $688,000 for the three months ended June 30, 2014.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the second quarter of 2015 of $77,000, to $595,000 from $672,000 during the second quarter of 2014 and no borrowing expense for the three months ended June 30, 2015 compared with $13,000 for the three months ended June 30, 2014.  Interest expense decreased $146,000, or 10.9%, to $1.2 million for the six months ended June 30, 2015 from $1.3 million for the six months ended June 30, 2014.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average rate paid on deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $70.5 million, or 15.7%, to $519.1 million at an average cost of 0.21% during the second quarter of 2015 from $448.6 million at an average cost of 0.29% during the second quarter of 2014.  During the same period, the average balance of time deposits decreased $1.9 million, or 1.3%, to $141.5 million in the second quarter of 2015 from $143.4 million during the second quarter of 2014 in addition to a decrease in the average rate paid on time deposits of 7 basis points. For the six months ended June 30, 2015, the average cost of deposits was 0.38% as compared with 0.46% for the six month period in 2014. The average balance of deposits increased $58.1 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. Total deposits increased $52.2 million from December 31, 2014, representing an increase in retail deposits of $23.3 million and an increase of $28.9 million in municipal deposits. The increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

The decrease in borrowing expense for the second quarter of 2015 as compared to the second quarter of 2014 was due to a decrease of 521 basis points in the average rate paid on borrowed funds as well as a decrease in the average balance of borrowings outstanding in the June 30, 2015 period to $184,000 as compared with $1.0 million during the June 30, 2014 period. For the six months ended June 30, 2015, interest expense on borrowings decreased $25,000 due to a decrease in the average outstanding balance of borrowings to $625,000 as compared to $1.0 million for the six month period 2014. The change in the average balance and rate of borrowings reflects usage of our overnight line of credit during 2015 compared to a long term FHLB advance that matured during 2014.

Provision for Loan Losses.  During the three months and six months ending June 30, 2015, the Bank made no provision for loan loss. The total provision for loan losses was $100,000 and $200,000 for the three months and six months ended June 30, 2014, respectively. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

 Loans individually evaluated for impairment totaled $1.8 million at June 30, 2015 and had an allocated allowance for loan loss reserve of $168,000. Loans individually evaluated for impairment totaled $1.4 million at June 30, 2014 and had an allocated allowance for loan loss reserve of $86,000. The increase in loans individually evaluated for impairment during 2015 was due to a commercial relationship that was considered a troubled debt restructuring during the second quarter of 2015. Nonperforming loans totaled $367,000, or 0.09% of total loans at June 30, 2015, compared with $523,000, or 0.15% of total loans at June 30, 2014.  Net charge-off activity for the six months ended June 30, 2015 was $43,000 as compared with $37,000 in net charge-offs during the six months ended June 30, 2014. The balance of the allowance for loan losses was $3.5 million, or 0.88% of loans receivable at June 30, 2015, compared with $3.3 million, or 0.95% of loans receivable at June 30, 2014.

Investment Gains (Losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended June 30, 2015, the market value of our trading securities decreased $220,000 as compared with an increase of $13,000 in the 2014 period. For the six months ended June 30, 2015, the market value of our trading securities increased $22,000 as compared with an increase of $823,000 for the same period in 2014.

During the second quarter of 2015, the Company realized $76,000 of investment gains. This compares with realized gains of $27,000 during the three months ended June 30, 2014. For the six months ended June 30, 2015, realized investment gains totaled $222,000 as compared with realized gains of $73,000 for the same period in 2014.

Non-Interest Income.  Non-interest income decreased by $145,000, or 1.8%, to $8.1 million for the three months ended June 30, 2015 from $8.3 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, non-interest income increased by $290,000, or 1.8%, to $16.6 million from $16.3 million for the six months ended June 30, 2014.

Revenue derived from commissions and fees on sales of non-banking products increased $491,000, or 7.6%, to $6.9 million during the three months ended June 30, 2015 as compared with $6.5 million during the three months ended June 30, 2014. Revenue derived from non-banking subsidiaries increased $577,000, or 4.3%, to $14.0 million for the six months ended June 30, 2015 as compared with $13.4 million for the six months ended June 30, 2014. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees decreased $14,000, or 2.0%, to $697,000 for the three months ended June 30, 2015 compared to $711,000 during the same three months ended in 2014. For the six months ended June 30, 2015, deposit account service fees decreased $10,000 as compared with the same period in 2014.

Excluding deposit account service fees, other operating income decreased $622,000, or 56.1%, to $486,000 for the three months ended June 30, 2015 as compared to $1.1 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, other operating income, excluding deposit account service fees, decreased $277,000, or 17.9%, to $1.3 million as compared to $1.5 million for the same period in 2014. The decrease for both the three months and six months from the prior year was primarily the result of the receipt during the second quarter of 2014 of $614,000 from the proceeds of a bank-owned like insurance policy. Offsetting the decrease for the six months as compared to the prior year was an increase in other operating income as a result of a partial recovery recorded on a previously charged off asset in the amount of $316,000.

Mortgage loan sale and servicing income decreased $17,000 to $231,000 for the six months ended June 30, 2015 as compared with $248,000 for the six months ended June 30, 2014. The Bank sells substantially all of its newly originated fixed-rate residential mortgage loans with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk.

Non-Interest Expense.  Non-interest expense increased by $1.1 million, or 9.3%, to $12.4 million for the three months ended June 30, 2015 from $11.3 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015, non-interest expense increased $1.6 million, or 7.2%, to $23.8 million as compared with $22.2 million for the same period in 2014. Excluding merger related expenses, non-interest expense increased $278,000, or 1.3%, to $22.5 million for the six months ended June 30, 2015 as compared with $22.2 million for the same period in 2014. The increase in non-interest expense excluding merger related expenses was primarily due to an increase in compensation and employee benefits combined with operating expenses associated with the increase in sales of insurance and other non-banking products through our subsidiaries.

 Merger related expenses of $1.3 million represent legal and other expenses incurred with the pending acquisition by Community Bank System, Inc. which is expected to close in the fourth quarter of 2015, subject to regulatory approval.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended June 30, 2015 was $7.1 million; a decrease of $205,000, or 2.8%, from the second quarter of 2014. Compensation expense for the six months ended June 30, 2015 was $14.6 million; an increase of $84,000, or 0.6%, as compared with compensation expense of $14.5 million for the same period in 2014. The increase in compensation expense was primarily the result of the increase in sales of insurance and other non-banking products through our subsidiaries resulting in an increase in commissions paid and employee benefit expense.

Building and occupancy expense decreased $119,000, or 9.0%, to $1.2 million for the three months ended June 30, 2015 as compared to $1.3 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, building and occupancy expense decreased $120,000, or 4.4%, to $2.6 million as compared with $2.7 million for the same period in 2014.

Other operating expenses increased $118,000, or 4.5%, to $2.8 million for the three months ended June 30, 2015 as compared to $2.6 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, other operating expenses increased $314,000, or 6.3%, to $5.3 million as compared with $5.0 million for the same period in 2014. The increase in other operating expenses was primarily the result of an increase in consulting and related expenses associated with the sales of insurance and other non-banking products through our subsidiaries.

Provision for Income Taxes.  Provision for income taxes was $298,000 for the three months ended June 30, 2015, a decrease of $210,000 from the second quarter 2014 income tax provision of $508,000.  For the six months ended June 30, 2015, the provision for income taxes was $961,000, a decrease of $267,000 from $1.2 million for the same period in 2014. The effective tax rate was 28.2% during the first six months of 2015 as compared with an effective tax rate of 26.7% for the same time period in 2014. The increase in the effective tax rates for both the quarter and year-to date 2015 as compared to the same period in 2014 was due to changes in the Bank’s tax exempt and tax preferred investment income and the overall tax rate in effect for the year.

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

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the second quarter of 2015, loan originations totaled $33.7 million compared to $24.5 million during the second quarter of 2014. The purchases of securities available-for-sale totaled $7.0 million during the second quarter of 2015 as compared to $19.5 million during the second quarter of 2014. The purchases of investment securities were funded with cash and cash equivalents.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2015, the Company had outstanding commitments to originate loans of approximately $26.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $75,000 at June 30, 2015 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $58.1 million at June 30, 2015 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of June 30, 2015, the total of cash, interest-earning demand accounts and federal funds sold was $84.4 million.

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

At June 30, 2015, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at June 30, 2015 and December 31, 2014 are as follows:

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total Capital
(to Risk Weighted Assets)	$76,582	15.87%	$38,606	8%	$48,258	10%
Tier I Capital
(to Risk Weighted Assets)	$73,123	15.15%	$28,955	6%	$38,606	8%
CET Risk-based Capital
(to Risk Weighted Assets)	$73,123	15.15%	$21,716	4.5%	$31,368	6.5%
Tier I Capital
(to Average Assets)	$73,123	8.66%	$33,774	4%	$42,218	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital
(to Risk Weighted Assets)	$75,363	16.54%	$36,456	8%	$45,570	10%
Tier I Capital
(to Risk Weighted Assets)	$71,861	15.77%	$18,228	4%	$27,342	6%
Tier I Capital
(to Average Assets)	$71,861	9.36%	$30,720	4%	$38,400	5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)

(Annualized where appropriate)

	Three Months Ending June 30,		Six Months Ending June 30,
	2015	2014	2015	2014
Performance Ratios:
Return on average assets	0.22%	0.72%	0.58%	0.87%
Return on average equity	1.91%	6.09%	4.99%	7.29%
Return on average tangible equity	2.60%	8.49%	6.82%	10.21%
Interest rate spread	2.64%	2.87%	2.72%	2.86%
Net interest margin	2.69%	2.94%	2.78%	2.93%
Efficiency ratio	92.67%	84.44%	87.81%	84.49%
Non-interest income to average total assets	3.74%	4.20%	3.93%	4.22%
Non-interest expense to average total assets	5.68%	5.73%	5.61%	5.75%
Average interest-earning assets as a ratio to average interest-bearing liabilities	115.74%	115.33%	116.32%	115.45%
Asset Quality Ratios:
Non-performing assets to total assets	0.05%	0.08%	0.05%	0.08%
Non-performing loans to total loans	0.09%	0.15%	0.09%	0.15%
Net charge-offs to average loans	0.01%	0.01%	0.01%	0.01%
Allowance for loan losses to non-performing loans	942.51%	625.81%	942.51%	625.81%
Allowance for loan losses to loans receivable	0.88%	0.95%	0.88%	0.95%
Capital Ratios:
Average equity to average total assets	11.38%	11.89%	11.57%	11.96%
Equity to total assets (end of period)	11.35%	12.18%	11.35%	12.18%
Tangible equity to tangible assets (end of period)	8.53%	9.09%	8.53%	9.09%

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at June 30, 2015, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At June 30, 2015, the Bank had $96.8 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 4.7 years, and fixed rate residential mortgage loans totaled $72.3 million representing 19.1% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

On June 9, 2015, the Company, Community Bank System, Inc, and the other defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiff, Second Plaintiff and Third Plaintiff regarding the settlement of the lawsuits. Pursuant to the MOU, the Company agreed to provide additional information to Oneida Financial Corp. stockholders in the Proxy Statement/Prospectus of Oneida Financial Corp. and Community Bank System, Inc. dated May 6, 2015 (the “Proxy Statement/Prospectus”). The Company, Community Bank System, Inc. and the other defendants deny all of the allegations in the lawsuits. The Company, Community Bank System, Inc. and the individual director defendants believe the disclosures in the Proxy Statement/Prospectus were adequate under the law. Nevertheless, the Company, Community Bank System, Inc. and the other defendants have agreed to settle the lawsuits in order to avoid the costs, disruption, and distraction of further litigation. Any costs associated with settling the lawsuits was paid by the Company’s insurance carrier and the Company did not incur a loss on the settlement.

Item 1a. .                                                   Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended June 30, 2015.

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

Exhibits

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date:	August 12, 2015	By:	/s/ Eric E. Stickels
Eric E. Stickels
President and Chief Operating Officer
Date:	August 12, 2015	By:	/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President and Chief Financial Officer