Form 10-Q
period 2015-09-30
Oneida Financial Corp.
filed 2015-11-13
CIK 1485001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐ No ☒
 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,018,636 shares of the Registrant’s common stock outstanding as of November 1, 2015.

ONEIDA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
At September 30, 2015 (unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and due from banks	$44,587	$19,062
Federal funds sold	26,025	12,013
TOTAL CASH AND CASH EQUIVALENTS	70,612	31,075
Trading securities	2,567	3,900
Securities, available-for-sale	134,208	176,314
Securities, held-to-maturity (fair value $124,586 and $133,897 respectively)	120,014	129,415

Mortgage loans held for sale	85	839
Loans receivable	398,492	369,039
Deferred fees	1,847	1,483
Allowance for loan losses	(3,442)	(3,502)
LOANS RECEIVABLE, NET	396,897	367,020
Federal Home Loan Bank stock	1,404	1,391
Bank premises and equipment, net	21,808	20,382
Assets held for sale	63	63
Accrued interest receivable	2,360	2,342
Bank owned life insurance	18,207	17,842
Other assets	21,434	21,298
Goodwill	25,480	25,480
Other intangible assets	627	808
TOTAL ASSETS	$815,766	$798,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$599,847	$603,482
Non-interest bearing deposits	107,695	85,688
Other liabilities	11,106	13,226
TOTAL LIABILITIES	718,648	702,396
Oneida Financial Corp. Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock ($0.01 par value; 30,000,000 shares authorized; 7,018,636 issued at September 30, 2015; 7,025,444 issued at December 31, 2014)	70	70
Additional paid-in capital	44,591	44,121
Retained earnings	54,921	54,185
Accumulated other comprehensive loss	(2,464)	(2,603)
TOTAL STOCKHOLDERS’ EQUITY	97,118	95,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,766	$798,169

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,993	$3,767	$11,791	$11,117
Interest on investment securities	1,592	1,886	5,213	5,624
Dividends on equity securities	23	23	70	71
Interest on federal funds sold and interest-earning deposits	17	4	54	16
Total interest and dividend income	5,625	5,680	17,128	16,828
INTEREST EXPENSE:
Core deposits	227	300	764	907
Time deposits	312	345	967	1,045
Borrowings	—	9	1	35
Note payable	—	1	—	8
Total interest expense	539	655	1,732	1,995
NET INTEREST INCOME	5,086	5,025	15,396	14,833
Less: Provision for loan losses	—	270	—	470
Net interest income after provision for loan losses	5,086	4,755	15,396	14,363
INVESTMENT GAINS:
Net (losses) gains on sales of securities	(84)	2,044	138	2,116
Changes in fair value of trading securities	36	(1,507)	58	(684)
Total investment (losses) gains	(48)	537	196	1,432
NON-INTEREST INCOME:
Commissions and fees on sales of non-banking products	6,632	6,375	20,599	19,766
Other operating income	1,144	1,183	3,801	4,126
Total non-interest income	7,776	7,558	24,400	23,892
NON-INTEREST EXPENSES:
Compensation and employee benefits	7,258	7,364	21,842	21,864
Occupancy expenses, net	1,468	1,256	4,077	3,806
Merger related expenses	401	—	1,658	—
Other operating expense	2,437	2,405	7,761	7,591
Total non-interest expenses	11,564	11,025	35,338	33,261
INCOME BEFORE INCOME TAXES	1,250	1,825	4,654	6,426
Provision for income taxes	426	365	1,387	1,593
NET INCOME	$824	$1,460	$3,267	$4,833
EARNINGS PER SHARE — BASIC	$0.12	$0.21	$0.47	$0.69
EARNINGS PER SHARE — DILUTED	$0.12	$0.21	$0.46	$0.69

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 (unaudited) and 2014 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

	(In thousands)
Net income	$824	$1,460	$3,267	$4,833
Other comprehensive income (loss), net of tax:

Net change in unrealized gains (losses):
Securities transferred from available-for-sale to held-to-maturity:
Amortization of unrealized gains on securities arising during period	148	142	468	417
Reclassification adjustment for gains realized in income	—	—	—	—
Net unrealized gains	148	142	468	417
Income tax effect	(57)	(57)	(177)	(167)
Net change in securities transferred to held-to-maturity	91	85	291	250
Securities available-for-sale:
Unrealized holding gains (losses) on securities arising during period	698	698	(107)	3,697
Reclassification adjustment for losses (gains) realized in income	84	(2,044)	(138)	(2,116)
Net unrealized gains (losses)	782	(1,346)	(245)	1,581
Income tax effect	(294)	538	93	(633)
Net change in securities available-for-sale	488	(808)	(152)	948
Unrealized holding gains (losses) on securities, net of tax	579	(723)	139	1,198

Defined benefit pension plans:
Change in unrealized loss on pension benefits	—	—	—	24
Income tax effect	—	—	—	(10)
Net change in pension benefits	—	—	—	14
Other comprehensive income (loss), net of tax	579	(723)	139	1,212
Comprehensive income	$1,403	$737	$3,406	$6,045

 The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2015 (unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
	(In thousands, except number of shares)
Balance as of January 1, 2015	7,025,444	$70	$44,121	$54,185	$(2,603)	$95,773
Net income	—	—	—	3,267	—	3,267
Other comprehensive loss, net of tax	—	—	—	—	139	139
Common stock dividends: $0.36 per share	—	—	—	(2,531)	—	(2,531)
Tax benefit from stock plan	—	—	364	—	—	364
Shares repurchased and retired	(23,111)	—	(482)	—	—	(482)
Shares issued under stock plan	16,303	—	169	—	—	169
Shares earned under stock plan	—	—	419	—	—	419
Balance as of September 30, 2015	7,018,636	$70	$44,591	$54,921	$(2,464)	$97,118

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015 (unaudited) and 2014 (unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$3,267	$4,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,361	1,265
Amortization of premiums/discounts on securities, net	562	300
Net change in fair value of trading securities	(58)	684
Provision for loan losses	—	470
ESOP shares earned	—	176
Stock compensation earned	419	444
Loss on sale of foreclosed assets	6	17
Gain on securities, net	(138)	(2,116)
Gain on sale of loans, net	(125)	(137)
Income tax payable	(265)	1,590
Accrued interest receivable	(18)	(269)
Other assets	162	1,790
Other liabilities	(2,118)	(1,529)
Earnings on bank owned life insurance	(365)	(917)
Origination of loans held for sale	(3,983)	(5,522)
Proceeds from sales of loans	4,862	5,373
Proceeds on the sale of trading securities	1,391	—
Net cash provided by operating activities	4,960	6,452
Investing Activities:
Purchase of securities available-for-sale	(26,019)	(49,470)
Proceeds from sale of securities available-for-sale	39,598	5,600
Maturities and calls of securities available-for-sale	19,143	6,910
Principal collected on securities available-for-sale	8,870	7,992
Purchase of securities held-to-maturity	(427)	(2,357)
Maturities and call of securities held-to-maturity	2,456	1,379
Principal collected on securities held-to-maturity	7,686	7,182
Purchase of FHLB stock	(959)	(786)
Redemption of FHLB stock	946	955
Net increase in loans	(29,877)	(20,462)
Purchase of bank premises and equipment	(2,606)	(1,280)
Proceeds from the sale of foreclosed property	240	87
Settlement of bank owned life insurance	—	1,423
Net cash provided by (used in) investing activities	19,051	(42,827)
Financing Activities:
Net increase in demand deposit, savings, money market, super now and escrow	29,599	41,792
Net (decrease) increase in time deposits	(11,227)	226
Repayment of borrowings	—	(1,000)

Shares issued under stock plan	169	103
Repurchase and retirement of common shares	(482)	(70)
Cash dividends	(2,533)	(2,518)
Net cash provided by financing activities	15,526	38,533
Increase in cash and cash equivalents	39,537	2,158
Cash and cash equivalents at beginning of period	31,075	42,183
Cash and cash equivalents at end of period	$70,612	$44,341
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,733	$1,998
Cash paid for income taxes	1,650	3
Supplemental noncash disclosures:
Transfer of loans to other real estate	—	294
Dividends declared and unpaid at period end	842	844

The accompanying notes are an integral part of the consolidated financial statements

ONEIDA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2015

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements include Oneida Financial Corp. (the “Company”), a Maryland corporation, and its wholly owned subsidiary, Oneida Savings Bank (the “Bank”), as of September 30, 2015 and December 31, 2014 and for the three month and nine month periods ended September 30, 2015 and 2014.  All inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available through the date of the filing of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Actual results could differ from those estimates.  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.  The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be achieved for the remainder of 2015.

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

Note B — Earnings per Share

Basic earnings per share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period excluding participating securities. ESOP shares are considered outstanding for the calculation unless unearned.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock plans. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company has determined that 52,000 of its 59,175 outstanding non-vested stock awards are participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Earnings per common share have been computed based on the following for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
Net income	$824	$1,460	$3,267	$4,833
Net earnings allocated to participating securities	(7)	(16)	(31)	(60)
Net earnings allocated to common stock	$817	$1,444	$3,236	$4,773

Basic
Distributed earnings allocated to common stock	$836	$833	$2,505	$2,487
Undistributed (loss) earnings allocated to common stock	(19)	611	731	2,286
Net earnings allocated to common stock	$817	$1,444	$3,236	$4,773

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
Weighted average common shares outstanding including shares considered participating securities	7,013	6,997	7,009	6,987
Less: Average unallocated ESOP shares	—	(9)	—	(13)
Less: Average participating securities	(51)	(77)	(57)	(80)
Weighted average shares	6,962	6,911	6,952	6,894
Basic earnings per share	$0.12	$0.21	$0.47	$0.69

Diluted
Net earnings allocated to common stock	$817	$1,444	$3,236	$4,773

Weighted average common shares outstanding for basic earnings per common share	6,962	6,911	6,952	6,894
Add: Dilutive effects of assumed exercise of stock options and nonparticipating shares	85	76	105	67
Weighted average shares and dilutive potential common shares	7,047	6,987	7,057	6,961
Diluted earnings per common share	$0.12	$0.21	$0.46	$0.69

There were no stock options that were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2015 because they were anti-dilutive. Stock options for 8,160 and 9,348 shares of common stock were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2014, respectively because they were anti-dilutive.

Note C — Investment Securities and Mortgage-Backed Securities

Investment securities and mortgage-backed securities classified as available-for-sale and held-to-maturity consist of the following at September 30, 2015 and December 31, 2014:

Available-for-sale portfolio:	September 30, 2015
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$27,415	$112	$(53)	$27,474
U.S. Treasury	1,999	—	(2)	1,997
Corporate	12,752	—	(1,285)	11,467
State and municipal	30,783	941	(11)	31,713
Small Business Administration	3,562	81	—	3,643
	$76,511	$1,134	$(1,351)	$76,294
Mortgage-Backed Securities
Fannie Mae	$24,300	$382	$(29)	$24,653
Freddie Mac	24,377	310	—	24,687
Government National Mortgage Assoc.	8,497	91	(14)	8,574
	$57,174	$783	$(43)	$57,914
Total available-for-sale	$133,685	$1,917	$(1,394)	$134,208

Held-to-maturity portfolio:	September 30, 2015
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$40,136	$2,406	$(11)	$42,531
State and municipal	26,836	1,277	(40)	28,073
Small Business Administration	8,413	266	—	8,679
	$75,385	$3,949	$(51)	$79,283
Mortgage-Backed Securities
Fannie Mae	$23,906	$540	$(205)	$24,241
Freddie Mac	12,912	262	(26)	13,148
Government National Mortgage Assoc.	7,811	127	(24)	7,914
	$44,629	$929	$(255)	$45,303
Total held-to-maturity	$120,014	$4,878	$(306)	$124,586

Available-for-sale portfolio:	December 31, 2014
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$27,255	$120	$(143)	$27,232
Corporate	35,345	260	(1,508)	34,097
Agency asset backed securities	8,734	91	(35)	8,790
State and municipal	33,004	1,215	(1)	34,218
Small Business Administration	6,835	135	—	6,970
	$111,173	$1,821	$(1,687)	$111,307
Mortgage-Backed Securities
Fannie Mae	$24,666	$306	$(39)	$24,933
Freddie Mac	25,659	207	(33)	25,833
Government National Mortgage Assoc.	12,624	198	(58)	12,764
Private placement mortgage obligation	1,426	51	—	1,477
	$64,375	$762	$(130)	$65,007
Total available-for-sale	$175,548	$2,583	$(1,817)	$176,314

Held-to-maturity portfolio:	December 31, 2014
	Amortized Cost	Unrecognized		Fair Value
		Gains	Losses
	(In thousands)
Investment Securities
Debt securities:
U.S. Agencies	$41,703	$2,274	$—	$43,977
State and municipal	27,506	1,504	(7)	29,003
Small Business Administration	9,302	239	—	9,541
	$78,511	$4,017	$(7)	$82,521
Mortgage-Backed Securities
Fannie Mae	$26,602	$533	$(271)	$26,864
Freddie Mac	15,192	257	(53)	15,396
Government National Mortgage Assoc.	9,110	101	(95)	9,116
	$50,904	$891	$(419)	$51,376
Total held-to-maturity	$129,415	$4,908	$(426)	$133,897

The amortized cost and fair value of the investment securities portfolio at September 30, 2015 are shown by contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Within one year	$2,459	$2,463	$472	$474
After one year through five years	25,154	25,558	14,798	15,382
After five years through ten years	38,996	39,377	33,817	35,579
After ten years	9,902	8,896	26,298	27,848
Mortgage-backed securities	57,174	57,914	44,629	45,303
Total	$133,685	$134,208	$120,014	$124,586

Sales of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$16,230	$2,951	$39,598	$5,600
Gross gains	$162	$2,044	$506	$2,169
Gross losses	$(246)	$—	$(368)	$(53)

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$6,964	$(37)	$1,984	$(16)	$8,948	$(53)
U.S. Treasury	1,997	(2)	—	—	1,997	(2)
Corporate	1,738	(29)	9,729	(1,256)	11,467	(1,285)
State and municipal	1,020	(11)	—	—	1,020	(11)
Small Business Administration	—	—	3	—	3	—
Fannie Mae	4,915	(22)	1,891	(7)	6,806	(29)
Government National Mortgage Assoc.	—	—	3,208	(14)	3,208	(14)
Total securities available-for-sale in an unrealized loss position	$16,634	$(101)	$16,815	$(1,293)	$33,449	$(1,394)
Held-to-maturity
U.S. Agencies	$1,967	$(11)	$—	$—	$1,967	$(11)
State and municipal	1,393	(40)	—	—	1,393	(40)
Fannie Mae	—	—	8,467	(205)	8,467	(205)
Freddie Mac	—	—	1,952	(26)	1,952	(26)
Government National Mortgage Assoc.	—	—	3,335	(24)	3,335	(24)
Total securities held-to-maturity in an unrecognized loss position	$3,360	$(51)	$13,754	$(255)	$17,114	$(306)

	Less than 12 Months		More than 12 Months		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Available-for-sale	(In thousands)
U.S. Agencies	$999	$(1)	$6,858	$(142)	$7,857	$(143)
Corporate	9,237	(49)	10,552	(1,459)	19,789	(1,508)
Agency asset backed securities	3,789	(35)	—	—	3,789	(35)
State and municipal	563	(1)	—	—	563	(1)
Small Business Administration	—	—	4	—	4	—
Fannie Mae	5,393	(16)	2,002	(23)	7,395	(39)
Freddie Mac	5,567	(33)	—	—	5,567	(33)
Government National Mortgage Assoc.	2,084	(11)	3,028	(47)	5,112	(58)
Total securities available-for-sale in an unrealized loss position	$27,632	$(146)	$22,444	$(1,671)	$50,076	$(1,817)
Held-to-maturity
State and municipal	2,285	(4)	822	(3)	3,107	(7)
Fannie Mae	2,361	(23)	9,459	(248)	11,820	(271)
Freddie Mac	734	(3)	2,238	(50)	2,972	(53)
Government National Mortgage Assoc.	3,631	(95)	—	—	3,631	(95)
Total securities held-to-maturity in an unrecognized loss position	$9,011	$(125)	$12,519	$(301)	$21,530	$(426)

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

As of September 30, 2015, the Company’s security portfolio consisted of 338 securities, 46 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s agency, mortgage-backed securities, state and municipal, and corporate securities as discussed below.

U.S. Agency and Agency Mortgage-Backed Securities

Fannie Mae, Freddie Mac, Ginnie Mae and the Small Business Administration guarantee the contractual cash flows of our agency and mortgage-backed securities. Fannie Mae and Freddie Mac are institutions which the government has affirmed its commitment to support.  Our Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.  All of the agency mortgage-backed securities are residential mortgage-backed securities. At September 30, 2015, of the 27 U.S. Government sponsored enterprise agency and mortgage-backed securities in an unrealized loss position, seventeen were in a continuous unrealized loss position for 12 months or more.  The unrealized losses at September 30, 2015 were primarily attributable to changes in interest rates and illiquidity, and not credit quality.  The Company does not have the intent to sell these agency and mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Corporate Debt and Municipal Securities

At September 30, 2015, of the 19 corporate debt and municipal securities in an unrealized loss position, eight were in a continuous unrealized loss position of 12 months or more.  We have assessed these securities and determined that the decline in fair value was temporary. In making this determination, we considered the period of time the securities were in a loss position, the percentage decline in comparison with the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates based on the applicable bond ratings.  In addition, we do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.  Included in the eight securities whose unrealized loss position exceeds 12 months was a $2.5 million Strats-Goldman Sachs Corporation obligation, maturing February 15, 2034 which is a variable rate note based on the 6 month libor. The current rate on the security is 1.54%.  The unrealized loss was $916,907 and $1,004,076 at September 30, 2015 and December 31, 2014, respectively.  In addition to the items noted above, we reviewed capital ratios, public filings of the issuer and related trust documents in the review of the unrealized loss.  The Strats-Goldman Sachs Corporation obligation is paying as agreed.  The other seven securities in a continuous unrealized loss position were finance sector corporate debt securities and municipal securities all rated above investment grade at September 30, 2015, that have maturities ranging from 2022 to 2028.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Note D — Loans Receivable

The components of loans receivable at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial loans	$53,049	$53,669
Commercial real estate	98,899	93,427
Consumer loans	60,752	46,883
Home equity	54,313	53,150
Residential mortgages	131,479	121,910
	398,492	369,039
Deferred fees	1,847	1,483
Allowance for loan losses	(3,442)	(3,502)
Net loans	$396,897	$367,020

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

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table sets forth the activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2015
	(In thousands)
Allowance for loan losses:
Beginning balance	$952	$997	$648	$317	$545	$3,459
Charge-offs	—	—	(26)	(5)	—	(31)
Recoveries	—	—	14	—	—	14
Provision for loan losses	(95)	24	33	15	23	—
Ending balance	$857	$1,021	$669	$327	$568	$3,442

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2015
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,175	$1,085	$445	$295	$502	$3,502
Charge-offs	—	—	(83)	(24)	—	(107)
Recoveries	—	—	46	—	1	47
Provision for loan losses	(318)	(64)	261	56	65	—
Ending balance	$857	$1,021	$669	$327	$568	$3,442

For the Three Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,186	$993	$304	$287	$503	$3,273
Charge-offs	—	—	(68)	(21)	—	(89)
Recoveries	—	3	33	—	1	37
Provision for loan losses	82	62	114	12	—	270
Ending balance	$1,268	$1,058	$383	$278	$504	$3,491

For the Nine Months Ended	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total
September 30, 2014
	(In thousands)
Allowance for loan losses:
Beginning balance	$871	$1,000	$261	$300	$678	$3,110
Charge-offs	—	—	(109)	(21)	(11)	(141)
Recoveries	—	5	44	—	3	52
Provision for loan losses	397	53	187	(1)	(166)	470
Ending balance	$1,268	$1,058	$383	$278	$504	$3,491

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

September 30, 2015	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:	0
Individually evaluated for impairment	$122	$11	$—	$—	$—	$133
Collectively evaluated for impairment	735	1,010	669	327	568	3,309
Total	$857	$1,021	$669	$327	$568	$3,442
Loans:
Individually evaluated for impairment	$1,149	$383	$—	$—	$—	$1,532
Collectively evaluated for impairment	51,900	98,516	60,752	54,313	131,479	396,960
Total	$53,049	$98,899	$60,752	$54,313	$131,479	$398,492

December 31, 2014	Commercial Loans	Commercial Real Estate	Consumer Loans	Home Equity	Residential Mortgages	Total

	(In thousands)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$115	$21	$—	$—	$—	$136
Collectively evaluated for impairment	1,060	1,064	445	295	502	3,366
Total	$1,175	$1,085	$445	$295	$502	$3,502
Loans:
Individually evaluated for impairment	$1,048	$462	$—	$—	$—	$1,510
Collectively evaluated for impairment	52,621	92,965	46,883	53,150	121,910	367,529
Total	$53,669	$93,427	$46,883	$53,150	$121,910	$369,039

The following table presents information related to loans individually evaluated for impairment by segment of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

	(In thousands)
With no related allowance recorded:
Commercial loans	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	1,149	1,149	122	1,048	1,048	115
Commercial real estate	383	383	11	462	462	21
Total	$1,532	$1,532	$133	$1,510	$1,510	$136

The following table presents the average recorded investment in impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

	(In thousands)
With no related allowance recorded:	0	0	0	0
Commercial loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
With an allowance recorded:
Commercial loans	1,273	1,023	1,404	1,007
Commercial real estate	417	477	441	487
Total	$1,690	$1,500	$1,845	$1,494

At September 30, 2015, impaired commercial real estate loans were represented by two loans.  At September 30, 2015, impaired commercial loans were represented by ten loans. Eight of the commercial loans were considered troubled debt restructurings and totaled $784,000 as of September 30, 2015. The remaining two commercial loans and the two commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings. Cash basis interest income of $26,000 and $86,000 was recognized for the three months and nine months ended September 30, 2015, respectively. Cash basis interest income of $22,000 and $66,000 was recognized for the three months and nine months ended September 30, 2014, respectively.

At September 30, 2014, impaired commercial real estate loans were represented by three loans. At September 30, 2014, impaired commercial loans were represented by nine loans. Seven of the commercial loans were considered trouble debt restructurings and totaled $818,000 as of September 30, 2014. The remaining two commercial loans and three commercial real estate loans were for customers who had commercial loans considered to be troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and past due loans over 90 days still on accrual by segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$31	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	34	—
Residential mortgages	266	—
Total	$331	$—

	December 31, 2014
	Nonaccrual	Loans Past Due Over 90 days still Accruing

	(In thousands)
Commercial loans	$39	$—
Commercial real estate	—	—
Consumer loans	—	—
Home equity	—	—
Residential mortgages	267	—
Total	$306	$—

The following represents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans.

	September 30, 2015
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,049	$129	$183	$—	$312	$52,737
Commercial real estate	98,899	—	82	—	82	98,817
Consumer loans	60,752	56	1	—	57	60,695
Home equity	54,313	—	—	34	34	54,279
Residential mortgages	131,479	276	24	266	566	130,913
Total	$398,492	$461	$290	$300	$1,051	$397,441

	December 31, 2014
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

	(In thousands)
Commercial loans	$53,669	$—	$56	$—	$56	$53,613
Commercial real estate	93,427	39	—	—	39	93,388
Consumer loans	46,883	70	11	—	81	46,802
Home equity	53,150	118	—	—	118	53,032
Residential mortgages	121,910	233	—	267	500	121,410
Total	$369,039	$460	$67	$267	$794	$368,245

The carrying value of foreclosed residential real estate property as of September 30, 2015 and December 31, 2014 was $0 and $245,692, respectively. There were six loans in process of foreclosure as of September 30, 2015 totaling $385,806. There were four loans in process of foreclosure as of December 31, 2014 totaling $334,266.

Troubled Debt Restructurings

The following table presents the summary of the investment in troubled debt restructurings and related allowance for loan losses as of September 30, 2015 and December 31, 2014 by class of loans:

	September 30, 2015			December 31, 2014
	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated	Number of Loans	Recorded Investment	Allowance for Loan Losses Allocated

(In thousands except number of loans)

Commercial loans	8	$784	$77	7	$804	$58
Commercial real estate	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Total	8	$784	$77	7	$804	$58

There were no new troubled debt restructurings recorded during the three months ended September 30, 2015. There were no new troubled debt restructurings recorded during the three months ended September 30, 2014. During the nine months ended September 30, 2015, there were three new troubled debt restructurings recorded compared to one new troubled debt restructuring recorded during the same period in 2014. The Company has not committed to lend additional amounts as of September 30, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Each of the commercial loans represented a line of credit or fixed rate loan which was not paid in full at the time of maturity. Each loan maturity date was extended for terms ranging from ten years to twenty years and the reduction in interest rates were to below market rates. The eight loans considered troubled debt restructurings as of September 30, 2015 represented five commercial relationships. Two of the commercial loans representing one relationship with a principal balance of $31,000 and $39,000 as of September 30, 2015 and December 31, 2014, respectively, were considered nonaccrual.

For all such modifications, the pre and post outstanding recorded investment amount remained unchanged. There were no charge-offs or defaults during the three months and nine months ended September 30, 2015 and 2014. All of the troubled debt restructurings were considered impaired as of September 30, 2015 and December 31, 2014. The allocated allowance for loan losses was based on the present value of estimated future cash flows. All of the loans are currently performing in accordance with their modified terms.

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

Based on the most recent analysis performed (all loans graded within past 12 months), the risk category by class of loan is as follows:

	September 30, 2015
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$11,979	$39,078	$476	$1,516	$—
Commercial real estate	15,370	78,285	1,506	3,738	—
Total	$27,349	$117,363	$1,982	$5,254	$—

	December 31, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
Commercial loans	$13,592	$35,546	$191	$4,240	$—
Commercial real estate	14,956	72,938	4,437	1,097	—
Total	$28,548	$108,484	$4,628	$5,337	$—

Note E — Segment Information

The Bank has determined that it has three primary business segments; its banking franchise, its insurance, risk management and employee benefits activities and its financial and investment advisory activities. For the three months and nine months ended September 30, 2015 and 2014, the Bank's insurance, risk management and employee benefit activities consisted of those conducted through its wholly owned subsidiary OneGroup NY, Inc. (formerly Bailey & Haskell Associates, Inc). The Bank's financial and investment advisory activities consisted of those conducted through its wholly owned subsidiary Oneida Wealth Management, Inc., which was approved as a broker-dealer by FINRA in April 2014.

Information about the Bank’s segments is presented in the following table for the periods indicated:

	Three Months Ended September 30, 2015
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,086	$—	$—	$5,086
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,086	—	—	5,086
Investment losses, net	(48)	—	—	(48)
Commissions and fees on sales of non-banking products	352	5,277	1,003	6,632
Non-interest income	1,144	—	—	1,144
Non-interest expenses	5,367	4,886	819	11,072
Depreciation and amortization	328	158	6	492
Income before income taxes	839	233	178	1,250
Income tax expense	283	65	78	426
Net income	$556	$168	$100	$824
Total Assets	$789,331	$31,052	$4,449	$824,832

	Three Months Ended September 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$5,025	$—	$—	$5,025
Provision for loan losses	270	—	—	270
Net interest income after provision for loan losses	4,755	—	—	4,755
Investment gains, net	537	—	—	537
Commissions and fees on sales of non-banking products	527	5,161	687	6,375
Non-interest income	1,183	—	—	1,183
Non-interest expenses	5,101	4,654	855	10,610
Depreciation and amortization	330	77	8	415
Income (loss) before income taxes	1,571	430	(176)	1,825
Income tax expense (benefit)	325	106	(66)	365
Net income (loss)	$1,246	$324	$(110)	$1,460
Total Assets	$762,165	$31,357	$4,757	$798,279

	Nine Months Ended September 30, 2015
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$15,396	$—	$—	$15,396
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	15,396	—	—	15,396
Investment gains, net	196	—	—	196
Commissions and fees on sales of non banking products	804	16,866	2,929	20,599
Non-interest income	3,801	—	—	3,801
Non-interest expenses	16,776	14,586	2,615	33,977
Depreciation and amortization	989	352	20	1,361
Income before income taxes	2,432	1,928	294	4,654
Income tax expense	513	747	127	1,387
Net income	$1,919	$1,181	$167	$3,267
Total Assets	$789,331	$31,052	$4,449	$824,832

	Nine Months Ended September 30, 2014
	Banking Activities	Insurance, Risk Management and Employee Benefit Activities	Financial/Investment Advisory Activities	Total

	(In thousands)
Net interest income	$14,833	$—	$—	$14,833
Provision for loan losses	470	—	—	470
Net interest income after provision for loan losses	14,363	—	—	14,363
Investment gains, net	1,432	—	—	1,432
Commissions and fees on sales of non banking products	1,552	16,045	2,169	19,766
Non-interest income	4,126	—	—	4,126
Non-interest expenses	15,825	13,524	2,647	31,996
Depreciation and amortization	1,017	226	22	1,265
Income (loss) before income taxes	4,631	2,295	(500)	6,426
Income tax expense (benefit)	843	925	(175)	1,593
Net income (loss)	$3,788	$1,370	$(325)	$4,833
Total Assets	$762,165	$31,357	$4,757	$798,279

The following represents a reconciliation of the Company’s reported segment assets to consolidated assets as of September 30:

	2015	2014
	(In thousands)
Total assets for reportable segments	$824,832	$798,279
Elimination of intercompany cash balances	(9,066)	(11,511)
Consolidated Total	$815,766	$786,768

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$2,567	$972	$1,595	$—
Available-for-sale securities
U.S. Agencies	27,474	—	27,474	—
U.S. Treasury	1,997	—	1,997	—
Corporate	11,467	—	11,467	—
State and municipal	31,713	—	31,676	37
Small Business Administration	3,643	—	3,643	—
Residential mortgage-backed securities	57,914	—	57,914	—
Total	$136,775	$972	$135,766	$37

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
Trading securities
Common and preferred equities	$3,900	$1,083	$2,817	$—
Available-for-sale securities
U.S. Agencies	27,232	—	27,232	—
Corporate	34,097	—	34,097	—
Agency asset backed securities	8,790	—	8,790	—
State and municipal	34,218	—	34,150	68
Small Business Administration	6,970	—	6,970	—
Residential mortgage-backed securities	63,530	—	63,530	—
Private placement mortgage obligation	1,477	—	1,477	—
Total	$180,214	$1,083	$179,063	$68

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2015	$68	$68
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2015	$68	$68
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2015	$67	$67
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	(28)	(28)
Included in other comprehensive income	(2)	(2)
Ending balance September 30, 2015	$37	$37

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Municipal Securities	Total

(In thousands)
Beginning balance January 1, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	—	—
Ending balance March 31, 2014	$101	$101
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	—	—
Included in other comprehensive income	(1)	(1)
Ending balance June 30, 2014	$100	$100
Total gains or losses (realized/unrealized)
Included in earnings
Interest income on securities	—	—
Other changes in fair value	—	—
Net impairment losses recognized in earnings	—	—
Interest payments applied to principal	—	—
Pay downs on securities	(28)	(28)
Included in other comprehensive income	(3)	(3)
Ending balance September 30, 2014	$69	$69

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

There were no impaired loans, loans held for sale or other real estate owned, net that were measured at fair value as of September 30, 2015 or December 31, 2014.

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

The following table presents the amount of gains and losses from changes in fair value included in income before taxes for financial assets carried at fair value is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

	(In thousands)
Interest income	$—	$—	$—	$—
Change in fair value	36	(1,507)	58	(684)
Total change in fair value	$36	$(1,507)	$58	$(684)

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$70,612	$70,612	$—	$—	$70,612
Trading securities	2,567	972	1,595	—	2,567
Investment securities, available-for-sale	134,208	—	134,171	37	134,208
Investment securities, held-to-maturity	120,014	—	121,300	3,286	124,586
Loans held for sale	85	—	90	—	90
Loans receivable, net	396,897	—	—	411,495	411,495
Federal Home Loan Bank stock	1,404	N/A	N/A	N/A	N/A
Accrued interest receivable	2,360	—	1,293	1,067	2,360
Financial liabilities:	0
Deposits	$707,542	$572,861	$136,539	$—	$709,400
Accrued interest payable	5	2	3	—	5

December 31, 2014	Carrying Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,075	$31,075	$—	$—	$31,075
Trading securities	3,900	1,083	2,817	—	3,900
Investment securities, available-for-sale	176,314	—	176,246	68	176,314
Investment securities, held-to-maturity	129,415	—	130,053	3,844	133,897
Loans held for sale	839	—	865	—	865
Loans receivable, net	367,020	—	—	381,084	381,084
Federal Home Loan Bank stock	1,391	N/A	N/A	N/A	N/A
Accrued interest receivable	2,342	—	1,339	1,003	2,342
Financial liabilities:
Deposits	$689,170	$543,262	$148,115	$—	$691,377
Accrued interest payable	7	2	5	—	7

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

Note G — Stock-Based Compensation

The Company has one share based compensation plan as described below.  Total compensation cost that has been charged against income for the plan was $266,321 and $157,381 for the three months ended September 30, 2015 and 2014, respectively.  Total compensation cost that has been charged against income for the plan was $419,096 and $443,545 for the nine months ended September 30, 2015 and 2014, respectively. The total income tax benefit was $100,536 and $158,209 for the three months and nine months ended September 30, 2015, respectively. The total income tax benefit was $60,592 and $170,765 for the three months and nine months ended September 30, 2014, respectively.

Stock Options

The Company’s 2012 Equity Incentive Plan, which is shareholder approved, permits the granting of share options to its directors, officers and key employees for up to 216,750 shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. All options granted expire by July 2022 and options vest and become exercisable ratably over a one to five year period. There were 25,750 shares available for future grants under the plan described above as of September 30, 2015. Compensation recorded in conjunction with the option awards was $9,437 and $27,311 for the three months and nine months ended September 30, 2015, respectively. Compensation recorded in conjunction with the option awards was $12,013 and $35,845 for the three months and nine months ended September 30, 2014, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

	2015	2014
Risk-free interest rate	0.00%	1.52%
Expected term	0.24 years	3.10 years
Expected stock price volatility	28.31%	22.86%
Dividend yield	4.66%	4.66%

A summary of activity in the stock option plan for 2015 was as follows:

	Shares	Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	172,348	$10.44	7.06	$443,550
Granted	364	$19.61	—	$288
Exercised	(18,848)	$11.10	—	$144,025
Forfeited or expired	(364)	$19.61	—	$288
Outstanding at September 30, 2015	153,500	$10.36	6.82	$1,540,765
Fully vested and expected to vest	72,000	$10.39	6.82	$720,810
Exercisable as of September 30, 2015	81,500	$10.34	6.82	$819,955

Information related to the stock option plan was as follows:

	2015	2014
Intrinsic value of options exercised	$144,025	$29,210
Cash received from option exercises	169,178	103,009
Weighted average fair value of options granted	0.9728	1.3259

The tax benefit realized from option exercises was not considered material to the 2015 and 2014 period. As of September 30, 2015, there was $64,413 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of restricted stock ("RRP") to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the grant date fair value of $10.30 for shares awarded in July 2012 and $12.43 for shares awarded in June 2014.  RRP shares vest ratably over the five year vesting period on the anniversary date for shares awarded in July 2012 and over the four year vesting period on the anniversary date for those shares awarded in June 2014.  The shares have voting rights and are eligible to receive nonforfeitable dividends on the unvested shares.  These shares are considered to be participating securities in the earnings per share calculation.  Total shares issuable under the plan are 131,500 at September 30, 2015 and 130,000 shares have been issued.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	78,000	$10.46
Granted	—	—
Vested	26,000	$10.46
Forfeited	—	—
Nonvested at September 30, 2015	52,000	$10.46

As of September 30, 2015, there was $493,537 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 1.8 years. Compensation expense recorded in conjunction with the RRP awards was $68,518 and $203,419 for the three months and nine months ended September 30, 2015, respectively. Compensation expense recorded in conjunction with the RRP awards was $80,210 and $214,390 for the three months and nine months ended September 30, 2014, respectively.

Performance Awards

The 2012 Equity Incentive Plan provides for the issuance of shares of performance award restricted stock to directors, officers and key employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the grant date fair value of $10.30.  Performance shares cliff vest as of July 24, 2015 based on the performance results for the three year period ending December 31, 2014. Due to the merger with Community Bank System, Inc. (see footnote J), all nonvested shares will vest at the date of merger and therefore the unvested shares based on performance criteria were not forfeited on July 24, 2015. There were two sets of performance criteria based on the individual award: (1) based on a three year cumulative earnings per share, return on average assets and return on tangible equity metrics weighted at 33% and (2) average revenue and profit margin weighted at 50%. As of December 31, 2014, the compensation cost expensed ranged from 50% - 100% payout under the terms of the plan for the different performance sets. The shares have voting rights.  Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested.  Total shares issuable under the plan are 75,000 at September 30, 2015 and all shares were issued in 2012.  A summary of changes in the Company’s nonvested shares for the years follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	75,000	$10.30
Granted	—	—
Vested	67,825	$10.30
Forfeited	—	—
Nonvested at September 30, 2015	7,175	$10.30

As of September 30, 2015, there was no unrecognized compensation cost related to nonvested shares granted under the Plan. Compensation expense recorded in conjunction with the performance shares totaled $188,366 for the three months and nine months ended September 30, 2015. Compensation expense recorded in conjunction with the performance awards totaled $65,158 and $193,310 for the three months and nine months ended September 30, 2014, respectively.

Note H - Comprehensive Income (Loss)

The following table represents the detail of comprehensive income (loss) for the three months and nine months ended:

	For the Three Months Ended September 30, 2015
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$698	$(262)	$436
Reclassification adjustment for losses included in net income (1)	84	(32)	52
Net unrealized gains on available-for-sale securities	782	(294)	488

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	148	(57)	91
Net unrealized gains	148	(57)	91

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive income	$930	$(351)	$579

	For the Nine Months Ended September 30, 2015
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding losses on available-for-sale securities during the period	$(107)	$41	$(66)
Reclassification adjustment for gains included in net income (1)	(138)	52	(86)
Net unrealized losses on available-for-sale securities	(245)	93	(152)

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	468	(177)	291
Net unrealized gains	468	(177)	291

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive income	$223	$(84)	$139

	For the Three Months Ended September 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$698	$(279)	$419
Reclassification adjustment for gains included in net income (1)	(2,044)	817	(1,227)
Net unrealized losses on available-for-sale securities	(1,346)	538	(808)

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	142	(57)	85
Net unrealized gains	142	(57)	85

Net pension gain arising during period (2)	—	—	—
Net unrecognized postretirement benefit obligation	—	—	—
Other comprehensive loss	$(1,204)	$481	$(723)

	For the Nine Months Ended September 30, 2014
	Pre-tax	Tax	After-tax
	(In thousands)
Unrealized holding gains on available-for-sale securities during the period	$3,697	$(1,479)	$2,218
Reclassification adjustment for gains included in net income (1)	(2,116)	846	(1,270)
Net unrealized gains on available-for-sale securities	1,581	(633)	948

Amortization of unrealized gains on transfer of securities to held-to-maturity (3)	417	(167)	250
Net unrealized gains	417	(167)	250

Net pension gain arising during period (2)	24	(10)	14
Net unrecognized postretirement benefit obligation	24	(10)	14
Other comprehensive income	$2,022	$(810)	$1,212
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

The following table represents a summary of the change in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2015 and 2014:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2015	$477	$(2,328)	$(752)	$(2,603)
Other comprehensive (loss) income, during the period, net of adjustments	(66)	291	—	225
Amounts reclassified from AOCI	(86)	—	—	(86)
Other comprehensive (loss) income	(152)	291	—	139
Balance at September 30, 2015	$325	$(2,037)	$(752)	$(2,464)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on transfer of securities to held-to-maturity	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 1, 2014	$(1,007)	$(2,579)	$(1,556)	$(5,142)
Other comprehensive income, during the period, net of adjustments	2,218	250	14	2,482
Amounts reclassified from AOCI	(1,270)	—	—	(1,270)
Other comprehensive income	948	250	14	1,212
Balance at September 30, 2014	$(59)	$(2,329)	$(1,542)	$(3,930)

Note I — Accounting Pronouncements

In June 2014, the FASB amended existing guidance and created a new Topic 606, Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: 1) identify the contract with the customer; 2) identify the performance obligation in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as each performance obligation is satisfied. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Companies can transition to the requirement of this guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which is January 1, 2019 for the Company. The impact of this guidance on the Company's operating results or financial condition is not known at this time.

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

Note J - Merger

On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger agreement has been unanimously approved by the board of directors of both companies and the stockholders of Oneida Financial Corp. The merger is expected to close in December 2015, subject to required regulatory approval.

Current Litigation Relating to the Merger

On March 13, 2015, the Company filed a complaint in the Supreme Court of the State of New York, County of Madison, against FinPro, Inc. (“FinPro”). The Company’s complaint alleged that FinPro has wrongfully demanded a $1.42 million services fee as a result of the Company's entering into the merger even though FinPro has provided no services in connection with the merger and has no right, contractual or otherwise, to such a fee. In November 2015, we entered into a settlement of the litigation that included among other things, a payment to FinPro. The settlement was not material to either the current or future years.

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

RECENT DEVELOPMENTS

     On February 24, 2015, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $142 million in Community Bank System, Inc. stock and cash. The merger agreement has been unanimously approved by the board of directors of both companies and by the stockholders of Oneida Financial Corp. The merger is expected to close in December 2015, subject to required regulatory approvals.

The Company announced on September 23, 2015 a quarterly cash dividend of $0.12 per share, which was paid on October 20, 2015 to its shareholders of record on October 6, 2015.

 FINANCIAL CONDITION

ASSETS.  Total assets at September 30, 2015 were $815.8 million, an increase of $17.6 million, or 2.2%, from $798.2 million at December 31, 2014. The increase in total assets was primarily attributable to an increase in cash and cash equivalents and loans receivable.

Cash and cash equivalents increased $39.5 million, or 127.0%, to $70.6 million at September 30, 2015 as compared with $31.1 million at December 31, 2014. The increase in cash and cash equivalents was due to the Company's strategy to hold a higher level of cash and cash equivalents given the increase in deposits over the trailing twelve months and to support loan originations.

Trading securities decreased $1.3 million, or 33.3%, to $2.6 million at September 30, 2015 as compared with $3.9 million at December 31, 2014. Trading securities represent common and preferred equity securities that we have elected to adjust to fair value.  The decrease in trading securities was due to the sale of $1.3 million of trading securities sold during the third quarter 2015 including all of our Freddie Mac preferred stock.

Mortgage-backed securities decreased $13.4 million, or 11.6%, to $102.5 million at September 30, 2015 as compared with $115.9 million at December 31, 2014.  Investment securities decreased $38.1 million, or 20.1%, to $151.7 million at September 30, 2015 as compared to $189.8 million at December 31, 2014. The decrease in mortgage-backed securities and investment securities was due to maintaining a higher liquidity position as well as investing excess funds in loans receivable.

Loans receivable, net of allowance for loan loss, including loans held for sale, increased $29.1 million, or 7.9%, to $397.0 million at September 30, 2015 as compared with $367.0 million at December 31, 2014.  We continue to maintain a diversified loan portfolio. The increase in net loan balances reflects the Company's continued loan origination efforts partially offset by loan sales activity. Loan originations during the first nine months of 2015 totaled $112.0 million as compared to total loan originations during the nine months ended September 30, 2014 of $79.8 million. We sold $4.7 million in newly originated fixed rate residential loans with terms exceeding 15 years during the nine months ended September 30, 2015 compared to $5.2 million during the same period in 2014.

LIABILITIES.  Total liabilities increased by $16.2 million, or 2.3%, to $718.6 million at September 30, 2015 from $702.4 million at December 31, 2014.  The increase was the result of an increase in deposits of $18.3 million partially offset by a decrease in other liabilities of $2.1 million.

Deposit accounts increased $18.3 million, or 2.7%, to $707.5 million at September 30, 2015 from $689.2 million at December 31, 2014.  Interest-bearing deposit accounts decreased $3.7 million, or 0.6% to $599.8 million at September 30, 2015 from $603.5 million at December 31, 2014.  Non-interest bearing deposit accounts increased $22.0 million, or 25.7%, to $107.7 million at September 30, 2015 from $85.7 million at December 31, 2014.  The increase in deposit accounts was primarily a result of an increase in our municipal deposits offered through our limited purpose commercial banking subsidiary, State Bank of Chittenango.  Municipal deposits increased $30.2 million, or 17.7%, to $200.7 million at September 30, 2015 from $170.5 million at December 31, 2014.  The Bank believes the increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner. Partially offsetting the increase in municipal deposits, retail deposits decreased $11.9 million, or 2.3%, to $506.8 million at September 30, 2015 from $518.7 million at December 31, 2014.

We had no borrowings outstanding at September 30, 2015 or December 31, 2014. At September 30, 2015 we had no overnight line of credit borrowings. Our overnight line of credit is used from time to time for liquidity management.

Other liabilities decreased $2.1 million, or 15.9%, to $11.1 million at September 30, 2015 from $13.2 million at December 31, 2014. The decrease in other liabilities is primarily due to a decrease in premiums payable at our insurance subsidiary as a result of a decrease in future dated commissions at September 30, 2015 from December 31, 2014.

STOCKHOLDERS’ EQUITY.  Total stockholders’ equity at September 30, 2015 was $97.1 million, an increase of $1.3 million, or 1.4%, from $95.8 million at December 31, 2014.  The increase in stockholders’ equity was a result of net income of $3.3 million for the nine months ended September 30, 2015 as well as an increase in accumulated other comprehensive income of $139,000 at September 30, 2015 as a result of an increase in the fair value of mortgage-backed and investment securities reflecting the recent changes in interest rates. Offsetting this increase in stockholders' equity was a decrease resulting from the payment of quarterly dividends during the first nine months of 2015 totaling $0.36 per share.

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

AVERAGE BALANCE SHEET.  The following table sets forth certain information relating to our average balance sheet, average yields and costs, and certain other information for the three months and nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014.  For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed in thousands of dollars and rates.  No tax equivalent adjustments were made.  The average balance is computed based upon an average daily balance.  Non-accrual loans and investments have been included in the average balances.

TABLE 1.  Average Balance Sheet.

	Three Months Ended September 30,						Twelve Months Ended Dec. 31,
	2015			2014			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans receivable	$394,563	$3,993	4.05%	$349,920	$3,767	4.31%	$348,136	$14,928	4.29%
Investment and mortgage-backed securities	266,528	1,592	2.39%	296,819	1,886	2.54%	292,039	7,508	2.57%
Federal funds	50,587	17	0.13%	13,998	4	0.11%	28,811	25	0.09%
Equity securities	3,423	23	2.69%	5,870	23	1.57%	5,297	95	1.79%
Total interest-earning assets	715,101	5,625	3.15%	666,607	5,680	3.41%	674,283	22,556	3.35%
Non interest-earning Assets:
Cash and due from banks	13,717			14,018			14,905
Other assets	93,418			90,688			89,160
Total assets	$822,236			$771,313			$778,348
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$244,423	$125	0.20%	$207,743	$189	0.36%	$222,110	$783	0.35%
Savings accounts	148,878	94	0.25%	138,526	96	0.27%	136,520	363	0.27%
Interest-bearing checking	81,665	8	0.04%	77,224	15	0.08%	77,503	58	0.07%
Time deposits	135,055	312	0.92%	141,877	345	0.96%	142,210	1,386	0.97%
Borrowings	—	—	—	1,183	9	3.02%	796	35	4.40%
Notes payable	—	—	—	211	1	1.88%	274	9	3.28%
Total interest-bearing liabilities	610,021	539	0.35%	566,764	655	0.46%	579,413	2,634	0.45%
Non-interest-bearing Liabilities:
Demand deposits	100,039			88,763			85,557
Other liabilities	14,960			19,389			19,064
Total liabilities	725,020			674,916			684,034
Stockholders’ equity	97,216			96,397			94,314
Total liabilities and stockholders’ equity	$822,236			$771,313			$778,348
Net interest income		$5,086			$5,025			$19,922
Net interest spread			2.80%			2.95%			2.90%
Net earning assets	$105,080			$99,843			$94,870
Net yield on average interest-earning assets		2.84%			3.02%			2.95%
Average interest-earning assets to average interest-bearing liabilities		117.23%			117.62%			116.37%

	Nine Months Ended September 30,						Twelve Months Ended Dec. 31,
	2015			2014			2014
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate

	(Dollars inThousands)
Assets
Interest-earning Assets:
Loans receivable	$385,897	$11,791	4.07%	$343,551	$11,117	4.31%	$348,136	$14,928	4.29%
Investment and mortgage-backed securities	285,754	5,213	2.43%	290,233	5,624	2.58%	292,039	7,508	2.57%
Federal funds	57,274	54	0.13%	29,374	16	0.07%	28,811	25	0.09%
Equity securities	3,822	70	2.44%	5,605	71	1.69%	5,297	95	1.79%
Total interest-earning assets	732,747	17,128	3.12%	668,763	16,828	3.36%	674,283	22,556	3.35%
Non interest-earning Assets:
Cash and due from banks	13,774			15,166			14,905
Other assets	92,145			89,178			89,160
Total assets	$838,666			$773,107			$778,348
Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Money market deposits	$260,714	$458	0.23%	$216,942	$589	0.36%	$222,110	$783	0.35%
Savings accounts	144,645	282	0.26%	137,219	272	0.27%	136,520	363	0.27%
Interest-bearing checking	82,030	24	0.04%	77,938	46	0.08%	77,503	58	0.07%
Time deposits	140,547	967	0.92%	142,237	1,045	0.98%	142,210	1,386	0.97%
Borrowings	416	1	0.32%	1,061	35	4.41%	796	35	4.40%
Notes payable	—	—	—	338	8	3.16%	274	9	3.28%
Total interest-bearing liabilities	628,352	1,732	0.37%	575,735	1,995	0.46%	579,413	2,634	0.45%
Non-interest-bearing Liabilities:
Demand deposits	97,919			84,400			85,557
Other liabilities	14,692			19,108			19,064
Total liabilities	740,963			679,243			684,034
Stockholders’ equity	97,703			93,864			94,314
Total liabilities and stockholders’ equity	$838,666			$773,107			$778,348
Net interest income		$15,396			$14,833			$19,922
Net interest spread			2.75%			2.89%			2.90%
Net earning assets	$104,395			$93,028			$94,870
Net yield on average interest-earning assets		2.80%			2.96%			2.95%
Average interest-earning assets to average interest-bearing liabilities		116.61%			116.16%			116.37%

RESULTS OF OPERATIONS

General.  Net income for the three months ended September 30, 2015 was $824,000 compared to $1.5 million for the three months ended September 30, 2014.  For the three months ended September 30, 2015, diluted net income per share was $0.12 as compared with diluted net income per share of $0.21 for the three months ended September 30, 2014. The decrease in net income during the current third quarter period is primarily the result of a decrease in net investment gains, an increase in income tax provision and merger-related expenses incurred in connection with our previously announced merger with Community Bank System, Inc. Net income for the nine months ended September 30, 2015 was $3.3 million compared to $4.8 million for the nine months ended September 30, 2014. The decrease in net income for the nine month period was primarily the result of merger-related expenses incurred, an increase in non-interest expenses (excluding merger-related expenses) and a decrease in net investment gains, partially offset by an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses.

Interest and Dividend Income.  Interest and dividend income decreased by $55,000, or 1.0%, to $5.6 million for the three months ended September 30, 2015 from $5.7 million for the three months ended September 30, 2014. Interest and fees on loans increased by $226,000 for the three months ended September 30, 2015 as compared with the same period in 2014.  Interest and dividend income on mortgage-backed and investment securities decreased $294,000 to $1.6 million for the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014. Interest income earned on federal funds sold increased to $17,000 for the three months ended September 30, 2015 as compared with $4,000 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, interest and dividend income increased $300,000, or 1.8%, to $17.1 million from $16.8 million for the nine months ended September 30, 2014. Interest and fees on loans increased by $674,000 for the nine months ended September 30, 2015 compared with the same period in 2014. Interest and dividend income on mortgage-backed and investment securities decreased $412,000 for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. Interest income earned on federal funds sold increased to $54,000 for the nine months ended September 30, 2015 as compared with $16,000 for the nine months ended September 30, 2014.

For the three months ended September 30, 2015, the increase in income on loans resulted from an increase of $44.7 million in the average balance of loans to $394.6 million in the third quarter of 2015 from $349.9 million in the third quarter of 2014 partially offset by a decrease of 26 basis points in the average yield on loans to 4.05% from 4.31%. At September 30, 2015, net loans receivable, including loans held for sale, were $397.0 million as compared with $355.7 million at September 30, 2014; reflecting an increase of 11.6%. For the nine months ended September 30, 2015, the increase in loan interest income resulted from an increase of $42.3 million in the average balance of loans to $385.9 million from $343.6 million for the nine months ended September 30, 2014 partially offset by a decrease of 24 basis points in the average yield on loans to 4.07% from 4.31%. The decrease in the average yield on loans is a result of the continued low market interest rate environment resulting in lower yields earned on new loans and variable rate loans.

The decrease in interest income from investment and mortgage-backed securities for the three months ended September 30, 2015 compared to the same period in 2014 was the result of a decrease of $30.3 million in the average balance of investment and mortgage-backed securities to $266.5 million in the third quarter of 2015 from $296.8 million in the third quarter of 2014 along with a decrease in the average yield earned to 2.39% from 2.54%.  For the nine months ended September 30, 2015, interest on investment and mortgage-backed securities decreased $411,000 as compared with the same period in 2014 due partially to a decrease in average yield of 15 basis points along with a decrease in the average balance of $4.4 million. The decrease in the average balance of investment and mortgage-backed securities is primarily the result of the Company's strategy to hold a higher level of cash and cash equivalents given the increase in deposits over the trailing twelve months and to support loan origination activities.

Interest income on federal funds sold increased $13,000 as a result of an increase in the average balance of federal funds to $50.6 million during the third quarter of 2015 as compared with $14.0 million during the third quarter of 2014 along with an increase in average yield of 2 basis points. For the nine months ended September 30, 2015, interest income on federal funds sold increased $38,000 due to an increase in the average balance of $27.9 million to $47.2 million from $29.4 million and an increase in the average yield of 6 basis points.

Dividends from equity securities remained consistent at $23,000 for the three months ended September 30, 2015 from the same period in 2014 due to an increase in the average yield of equity securities of 112 basis points offset by a decrease in the average balance to $3.4 million for the three months ended September 30, 2015 from $5.9 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, dividend income on equity securities decreased $1,000 as compared with the same period in 2014 due to a decrease in the average balance of equity securities of $1.8 million partially offset by an increase in the average yield of 75 basis points.

Interest Expense.  Interest expense decreased $116,000, or 17.7%, to $539,000 for the three months ended September 30, 2015 from $655,000 for the three months ended September 30, 2014.  The decrease in interest expense was primarily due to a decrease in interest paid on deposit accounts during the third quarter of 2015 of $106,000, to $539,000 from $645,000 during the third quarter of 2014 and no borrowing expense for the three months ended September 30, 2015 compared with $9,000 for the three months ended September 30, 2014.  Interest expense decreased $263,000, or 13.2%, to $1.7 million for the nine months ended September 30, 2015 from $2.0 million for the nine months ended September 30, 2014.

The decrease in interest expense paid on deposits was primarily due to a decrease in the average rate paid on deposits. Core deposits, consisting of money market accounts, savings accounts and interest-bearing checking accounts, experienced an increase in the average balance of $51.5 million, or 12.2%, to $475.0 million at an average cost of 0.19% during the third quarter of 2015 from $423.5 million at an average cost of 0.28% during the third quarter of 2014.  During the same period, the average balance of time deposits decreased $6.8 million, or 4.8%, to $135.1 million in the third quarter of 2015 from $141.9 million during the third quarter of 2014 in addition to a decrease in the average rate paid on time deposits of 4 basis points. For the nine months ended September 30, 2015, the average cost of deposits was 0.37% as compared with 0.45% for the nine month period in 2014. The average balance of deposits increased $53.6 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. Total deposits increased $18.3 million from December 31, 2014, representing an increase of $30.2 million in municipal deposits and a decrease in retail deposits of $11.9 million. The increase in municipal deposits is related to a continuing trend of local towns, villages, cities and school districts seeking a locally-based financial institution partner.

The decrease in borrowing expense for the third quarter of 2015 as compared to the third quarter of 2014 was due to a decrease of 302 basis points in the average rate paid on borrowed funds as well as a decrease in the average balance of borrowings outstanding from $1.2 million during the September 30, 2014 period to no borrowings outstanding during the September 30, 2015 period. For the nine months ended September 30, 2015, interest expense on borrowings decreased $34,000 due to a decrease in the average outstanding balance of borrowings to $416,000 as compared to $1.1 million for the nine month period 2014 and a decrease in cost from 441 basis points to 32 basis points. The change in the average balance and rate of borrowings reflects usage of our overnight line of credit during 2015 compared to a long term FHLB advance that matured during 2014.

Provision for Loan Losses.  During the three months and nine months ending September 30, 2015, the Bank made no provision for loan loss. The total provision for loan losses was $270,000 and $470,000 for the three months and nine months ended September 30, 2014, respectively. Oneida Savings Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level deemed appropriate to absorb probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.   Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continues to monitor the adequacy of the allowance for loan losses given the risk assessment of the loan portfolio and current economic conditions making appropriate provisions for loan losses on a quarterly basis.

 Loans individually evaluated for impairment totaled $1.5 million at September 30, 2015 and had an allocated allowance for loan loss reserve of $133,000. Loans individually evaluated for impairment totaled $1.5 million at September 30, 2014 and had an allocated allowance for loan loss reserve of $109,000. The increase in the allowance for loans individually evaluated for impairment during 2015 was due to a commercial relationship that was considered impaired during 2015. Nonperforming loans totaled $331,000, or 0.08% of total loans at September 30, 2015, compared with $607,000, or 0.17% of total loans at September 30, 2014.  Net charge-off activity for the nine months ended September 30, 2015 was $60,000 as compared with $89,000 in net charge-offs during the nine months ended September 30, 2014. The balance of the allowance for loan losses was $3.4 million, or 0.87% of loans receivable at September 30, 2015, compared with $3.5 million, or 0.98% of loans receivable at September 30, 2014.

Investment Gains (Losses).  Investment gains (losses) consists of changes in fair value of trading securities and net gains (losses) on sales of securities.

We have identified the preferred and common equity securities we hold in the investment portfolio as trading securities and as such the change in fair value of these securities is reflected as a non-cash adjustment through the income statement.  For the three months ended September 30, 2015, the market value of our trading securities increased $36,000 as compared with a decrease of $1.5 million in the 2014 period. For the nine months ended September 30, 2015, the market value of our trading securities increased $58,000 as compared with a decrease of $684,000 for the same period in 2014. During the third quarter of 2015, the Company sold $1.3 million of our trading securities including our Freddie Mac preferred stock.

During the third quarter of 2015, the Company realized $84,000 of investment losses. This compares with realized gains of $2.0 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company realized investment gains of $138,000 as compared with realized gains of $2.1 million for the same period in 2014. The investment gains recorded in the third quarter of 2014 represents the sale of the Company's remaining trust preferred securities that were sold at a market price significantly higher than the previously impaired book value of the securities.

Non-Interest Income.  Non-interest income increased by $218,000, or 2.9%, to $7.8 million for the three months ended September 30, 2015 from $7.6 million for the three months ended September 30, 2014. For the nine months ended September

30, 2015, non-interest income increased by $508,000, or 2.1%, to $24.4 million from $23.9 million for the nine months ended September 30, 2014.

Revenue derived from commissions and fees on sales of non-banking products increased $257,000, or 4.0%, to $6.6 million during the three months ended September 30, 2015 as compared with $6.4 million during the three months ended September 30, 2014. Revenue derived from non-banking subsidiaries increased $833,000, or 4.2%, to $20.6 million for the nine months ended September 30, 2015 as compared with $19.8 million for the nine months ended September 30, 2014. The increase was primarily due to the continued efforts to increase new business as well as maintaining existing account relationships.

Deposit account service fees decreased $19,000, or 2.6%, to $705,000 for the three months ended September 30, 2015 compared to $724,000 during the same three months ended in 2014. For the nine months ended September 30, 2015, deposit account service fees decreased $29,000 as compared with the same period in 2014.

Excluding deposit account service fees, other operating income decreased $20,000, or 4.4%, to $439,000 for the three months ended September 30, 2015 as compared to $459,000 during the three months ended September 30, 2014. For the nine months ended September 30, 2015, other operating income, excluding deposit account service fees, decreased $296,000, or 14.7%, to $1.7 million as compared to $2.0 million for the same period in 2014. The decrease for the nine months from the prior year was primarily the result of the receipt during the second quarter of 2014 of $614,000 from the proceeds of a bank-owned like insurance policy partially offset by a partial recovery of a previously charged off asset in the amount of $316,000 during the first quarter 2015.

Mortgage loan sale and servicing income decreased $94,000 to $271,000 for the nine months ended September 30, 2015 as compared with $365,000 for the nine months ended September 30, 2014. The Bank sells substantially all of its newly originated fixed-rate residential mortgage loans with maturities exceeding 15 years on a servicing retained basis in the secondary market. These loan sales help the bank provide its customers with a fixed rate loan product while controlling interest rate risk.

Non-Interest Expense.  Non-interest expense increased by $539,000, or 4.9%, to $11.6 million for the three months ended September 30, 2015 from $11.0 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, non-interest expense increased $2.0 million, or 6.0%, to $35.3 million as compared with $33.3 million for the same period in 2014. Excluding merger related expenses, non-interest expense increased $419,000, or 1.3%, to $33.7 million for the nine months ended September 30, 2015 as compared with $33.3 million for the same period in 2014. The increase in non-interest expense excluding merger related expenses was primarily due to an increase in equipment and occupancy costs related to the new building for our Syracuse-based insurance and financial services businesses.

 Merger-related expenses of $1.7 million for the nine months ended September 30, 2015 represent legal and other expenses incurred with the pending acquisition by Community Bank System, Inc., which is expected to close in December 2015, subject to regulatory approval.

Salaries, wages and other compensation paid to the employees of Oneida Financial Corp. during the three months ended September 30, 2015 was $7.3 million; a decrease of $106,000, or 1.4%, from the third quarter of 2014. Compensation expense for the nine months ended September 30, 2015 was $21.8 million; a decrease of $22,000, or 0.0%, as compared with compensation expense of $21.9 million for the same period in 2014.

Building and occupancy expense increased $212,000, or 16.9%, to $1.5 million for the three months ended September 30, 2015 as compared to $1.3 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, building and occupancy expense increased $271,000, or 7.1%, to $4.1 million as compared with $3.8 million for the same period in 2014. The increase in building and occupancy expense for the three months and nine months ended September 30, 2015 compared to the same period in 2014 is due to the new building for our Syracuse-based insurance and financial services businesses.

Other operating expenses increased $32,000, or 1.3%, to $2.4 million for the three months ended September 30, 2015 as compared to $2.4 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, other operating expenses increased $170,000, or 2.2%, to $7.8 million as compared with $7.6 million for the same period in 2014. The increase in other operating expenses was primarily the result of an increase in consulting and related expenses associated with the sales of insurance and other non-banking products through our subsidiaries.

Provision for Income Taxes.  Provision for income taxes was $426,000 for the three months ended September 30, 2015, an increase of $61,000 from the third quarter 2014 income tax provision of $365,000.  For the nine months ended September 30, 2015, the provision for income taxes was $1.4 million, a decrease of $206,000 from $1.6 million for the same period in 2014. The effective tax rate was 29.8% during the first nine months of 2015 as compared with an effective tax rate of 24.8% for the same time period in 2014. The increase in the effective tax rates for both the quarter and year-to date 2015 as compared to the same period in 2014 was due to changes in the Bank’s overall tax rate expected to be recognized for the full year. The increase in the overall tax rate expected for 2015 was due largely to the non-deductibility of merger-related expenses, decreases in tax exempt municipal income as well as changes in New York State tax laws effective January 1, 2015.

Liquidity and Capital Resources.   Our primary source of funds are deposits, FHLB borrowings, proceeds from the principal and interest payments on loans and mortgage-related debt and equity securities, and to a lesser extent, proceeds from the sale of fixed rate residential real estate loans and additional borrowings when and as needed.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Our primary investing activities are the origination of residential mortgages, commercial loans and consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the third quarter of 2015, loan originations totaled $45.8 million compared to $34.4 million during the third quarter of 2014. There were no purchases of securities available-for-sale during the third quarter of 2015 as compared to $1.8 million during the third quarter of 2014.

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

In the normal course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customer’s creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2015, the Company had outstanding commitments to originate loans of approximately $6.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $85,000 at September 30, 2015 for loan closings pending and are to be delivered on a best effort basis.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $56.9 million at September 30, 2015 and generally have an expiration period of less than one year. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-earning demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company’s most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company’s various lines of credit. As of September 30, 2015, the total of cash, interest-earning demand accounts and federal funds sold was $70.6 million.

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

At September 30, 2015, the Bank exceeded all regulatory capital requirements. The current requirements and the actual levels for the Bank at September 30, 2015 and December 31, 2014 are as follows:

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total Capital
(to Risk Weighted Assets)	$78,168	16.96%	$36,877	8%	$46,096	10%
Tier I Capital
(to Risk Weighted Assets)	$74,725	16.21%	$27,658	6%	$36,877	8%
CET Risk-based Capital
(to Risk Weighted Assets)	$74,725	16.21%	$20,743	4.5%	$29,962	6.5%
Tier I Capital
(to Average Assets)	$74,725	9.37%	$31,887	4%	$39,858	5%

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital
(to Risk Weighted Assets)	$75,363	16.54%	$36,456	8%	$45,570	10%
Tier I Capital
(to Risk Weighted Assets)	$71,861	15.77%	$18,228	4%	$27,342	6%
Tier I Capital
(to Average Assets)	$71,861	9.36%	$30,720	4%	$38,400	5%

ONEIDA FINANCIAL CORP.
SELECTED FINANCIAL RATIOS
At and for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)

(Annualized where appropriate)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2015	2014	2015	2014
Performance Ratios:
Return on average assets	0.40%	0.76%	0.52%	0.83%
Return on average equity	3.39%	6.06%	4.46%	6.87%
Return on average tangible equity	4.64%	8.34%	6.09%	9.56%
Interest rate spread	2.80%	2.95%	2.75%	2.89%
Net interest margin	2.84%	3.02%	2.80%	2.96%
Efficiency ratio	89.46%	87.05%	88.34%	85.32%
Non-interest income to average total assets	3.78%	3.92%	3.88%	4.12%
Non-interest expense to average total assets	5.63%	5.72%	5.62%	5.74%
Average interest-earning assets as a ratio to average interest-bearing liabilities	117.23%	117.62%	116.61%	116.16%
Asset Quality Ratios:
Non-performing assets to total assets	0.04%	0.11%	0.04%	0.11%
Non-performing loans to total loans	0.08%	0.17%	0.08%	0.17%
Net charge-offs to average loans	0.00%	0.01%	0.02%	0.03%
Allowance for loan losses to non-performing loans	1,039.88%	575.12%	1,039.88%	575.12%
Allowance for loan losses to loans receivable	0.87%	0.98%	0.87%	0.98%
Capital Ratios:
Average equity to average total assets	11.82%	12.50%	11.65%	12.14%
Equity to total assets (end of period)	11.91%	12.06%	11.91%	12.06%
Tangible equity to tangible assets (end of period)	8.99%	9.01%	8.99%	9.01%

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Various forms of market risk are inherent in the business of the Bank including concentration risk, liquidity management, credit risk and collateral risk among others.  However, the Bank’s most significant form of market risk is interest rate risk, as the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates.  Ongoing monitoring and management of this risk is an important component of the Company’s asset and liability management process. The Bank’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank’s assets and liabilities in the context of various interest rate scenarios.  Factors beyond Management’s control, such as market interest rates and competition, also have an impact on interest income and expense.  Based on the asset-liability composition at September 30, 2015, in a rising interest rate environment, Management would expect that the Company’s cost of shorter-term deposits might rise faster than its earnings on longer-term loans and investments.  At September 30, 2015, the Bank had $94.3 million in time deposits scheduled to mature within one year. At that date, the average maturity of our investment portfolio was 3.7 years, and fixed rate residential mortgage loans totaled $79.6 million representing 20.0% of our loan portfolio. Conversely, as interest rates decrease, the prepayment of principal on loans and investments tends to increase, causing the Company to invest funds in a lower rate environment.  To mitigate the effect of interest rate changes, Management has taken steps to emphasize core deposits, monitor certificate of deposit rates to better match asset changes, and sell substantially all newly originated longer term fixed rate loans in the secondary market without recourse.  Management believes this approach will help reduce the exposure to interest rate fluctuations and enhance long-term profitability.

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

ONEIDA FINANCIAL CORP.
AND SUBSIDIARIES

Part II — Other Information

Item 1.                                                           Legal Proceedings

On March 13, 2015, the Company filed a complaint in the Supreme Court of the State of New York, County of Madison, against FinPro, Inc. (“FinPro”). The Company’s complaint alleged that FinPro has wrongfully demanded a $1.42 million services fee as a result of the Company's entering into the merger even though FinPro has provided no services in connection with the merger and has no right, contractual or otherwise, to such a fee. In November 2015, we entered into a settlement of the litigation that included, among other things, a payment to FinPro. The settlement was not material to either the current or future years.

Item 1A. .                                                   Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  There were no shares repurchased by the Company during the three months ended September 30, 2015.

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

Exhibits

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 - The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ONEIDA FINANCIAL CORP.
Date:	November 13, 2015	By:	/s/ Eric E. Stickels
Eric E. Stickels
President and Chief Operating Officer
Date:	November 13, 2015	By:	/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President and Chief Financial Officer